Form 10QSB
period 2007-04-30
Aspen Racing Stables
filed 2007-07-27
CIK 1393526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-141384


                           Aspen Racing Stables, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               98-0517550
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)

             211 Misty Morning Dr., Calgary, Alberta, Canada T3Z 278
                    (Address of principal executive offices)

                                 (403) 370-1176
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2007: 5,000,000 shares of common stock.

                         Part I - Financial Information
                          Item 1. Financial Statements

                           Aspen Racing Stables Inc.
                         (A Development Stage Company)
                      Balance Sheets as of October 31, 2006
                         and April 30, 2007 (Unaudited)

                                                                  April 30,   October 31,
                                                                    2007         2006
                                                                      $            $
                                                                  --------     --------

ASSETS

Current Assets

   Cash                                                              9,214          47

 Investment in Horses (Note 3)                                     100,000     118,608

 Prepaid expenses                                                    2,500        --
---------------------------------------------------------------------------------------
Total Assets                                                       111,714     118,655
---------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                    19,736      28,347

Accrued liabilities                                                  3,984        --

Due to related party (Note 4(b))                                   188,304     100,200


---------------------------------------------------------------------------------------
Total Liabilities                                                  212,024     128,547
---------------------------------------------------------------------------------------

Commitments and Contingencies (Note 1)

Stockholders' Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
None issued and outstanding                                           --          --

Common Stock, 100,000,000 shares authorized, $0.001 par value
5,000,000 shares issued and outstanding                              5,000       5,000

Stock subscriptions receivable                                        --        (5,000)

Donated Capital (Note 4(a))                                          9,750       5,250

Deficit Accumulated During the Development Stage                  (115,060)    (15,142)
---------------------------------------------------------------------------------------
Total Stockholders' Deficit                                       (100,310)     (9,892)
---------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                        111,714     118,655
---------------------------------------------------------------------------------------


  (The accompanying notes are an integral part of these financial statements)



                           Aspen Racing Stables Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                              Accumulated                      For the period                    For the period
                                             from March 10,                     from March 10,                    from March 10,
                                             2006 (Date of        Three        2006 (Date of     Six Months      2006 (Date of
                                              Inception)       Months Ended      Inception)         Ended          Inception)
                                             to April 30,       April 30,       to April 30,      April 30,      to October 31,
                                                 2007              2007             2006            2007              2006
                                                   $                $                $                $                $

---------------------------------------------------------------------------------------------------------------------------

Revenue                                            --               --               --               --               --
---------------------------------------------------------------------------------------------------------------------------

Expenses

Donated rent (Note 4(a))                          3,250              750              250            1,500            1,750
Donated services (Note 4(a))                      6,500            1,500              500            3,000            3,500
General and administrative                        1,249              506             --                645              604
Professional fees                                25,383           13,545             --             18,545            6,838
Stable fees                                       2,450             --               --               --              2,450
Writedown of investment in horses (Note 3)       76,228           76,228             --             76,228             --
---------------------------------------------------------------------------------------------------------------------------
Total Expenses                                  115,060           92,529              750           99,918           15,142
---------------------------------------------------------------------------------------------------------------------------
Net Loss For the Period                        (115,060)         (92,529)            (750)         (99,918)         (15,142)
---------------------------------------------------------------------------------------------------------------------------


Net Loss Per Share - Basic and Diluted                                               --               --               --
===========================================================================================================================

Weighted Average Shares Outstanding                            5,000,000        4,608,000        5,000,000        5,000,000
===========================================================================================================================




  (The accompanying notes are an integral part of these financial statements)



                           Aspen Racing Stables Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                         Accumulated From
                                                       Six Months         March 10, 2006
                                                          Ended        (Date of Inception)
                                                        April 30,          to April 30,
                                                          2007                 2006
                                                            $                   $
                                                      ------------        ------------

Operating Activities

Net loss for the period                                 (99,918)              (750)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Donated services                                    4,500                750
      Writedown of investment in horses                  76,228               --

   Changes in operating assets and liabilities:

      Prepaid expenses                                   (2,500)              --
      Accounts Payable                                  (15,679)              --
------------------------------------------------------------------------------------------
Net Cash Flows Used In Operating Activities             (37,369)              --
------------------------------------------------------------------------------------------
Investing Activities

   Investment in horses                                 (46,568)              --
------------------------------------------------------------------------------------------
Net Cash Flows Used In Investing Activities             (46,568)              --
------------------------------------------------------------------------------------------
Financing Activities

   Advances from a related party                         88,104               --
   Proceeds from issuance of common shares                5,000               --
------------------------------------------------------------------------------------------
Net Cash Flows Provided By Financing Activities          93,104               --
------------------------------------------------------------------------------------------

Increase in Cash                                          9,167               --
Cash - Beginning of Period                                   47               --
------------------------------------------------------------------------------------------
Cash - End of Period                                      9,214               --
==========================================================================================

Supplemental Disclosures
   Interest paid                                           --                 --
   Income taxes paid                                       --                 --
==========================================================================================



  (The accompanying notes are an integral part of these financial statements)

                           Aspen Racing Stables Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           (Expressed in US dollars)


1.   Nature of Operations and Continuance of Business

     Aspen Racing Stables Inc. (the "Company") was incorporated in the State of Nevada on March 10, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the purchase, breeding, training, and resale of horses. During the year ended October 31, 2006, the Company purchased seven foals and commenced breeding and training of the foals with the intention of reselling the horses as yearlings.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has never generated any revenues and has accumulated losses of $115,060 since inception and a working capital deficit of $100,310. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On March 16, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 12, 2007, to issue 1,000,000 shares of common stock at $0.30 per share for gross proceeds of $300,000.


2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation

          These financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is October 31.

     b)   Interim Financial Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     c)   Use of Estimates

          The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of investment in horses, donated expenses, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

     d)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing. Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2007, and October 31, 2006 there are no dilutive potential common shares.

     e)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007, and October 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     f)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     g)   Investment in Horses

          The value of the horses include all direct acquisition costs incurred and are recorded at the lower of cost or market until they are available for sale. As the Company purchases the horses as foals with the intention of breeding, training, and selling the horses as yearlings (one-year olds), all costs associated with the acquisition, breeding, and training of the horses are capitalized. During the six months ended April 30, 2007 the Company recognized a writedown of the carrying costs of $76,228 as a charge to operations. h) Financial Instruments

          Financial instruments, which include cash, accounts payable, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     i)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     j)   Foreign Currency Translation

          The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     k)   Revenue Recognition

          The Company will recognize revenue from the sale of its' horses in accordance with Securities and Exchange Commission Staff Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the horses are available for immediate delivery, and collectibility is assured. The Company has not generated any revenue since inception on March 10, 2006.

     l)   Recent Accounting Pronouncements

          In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
          - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In June 2006, the FASB issued FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.   Investment in Horses

     For the six month period ended April 30, 2007, the Company incurred $nil (Period ending October 31, 2006 - $96,845) of direct acquisition costs and $57,620 (October 31, 2006 - $21,763) of indirect development costs related to breeding and training of seven horses. At April 30, 2007, the Company recorded a writedown of the carrying costs of $76,228 resulting from the subsequent sale of its entire horse inventory for $100,000 subsequent to April 30, 2007. Refer to Note 5.


4.   Related Party Transactions

     a) Rent with a fair value of $250 per month and management services with a fair value of $500 per month were provided at no cost by the President of the Company. For the six month period ended April 30, 2007, donated rent and services of $1,500 (2006: $250) and $3,000 (2006: $500), respectively, were charged to operations and treated as donated capital.

     b) In August 2006, a relative of a director of the Company advanced $100,200 to the Company for working capital purposes. During the six months ended April 30, 2007, a relative of a director of the Company advanced a further $88,104 to the Company for working capital purposes. At April 30, 2007, $188,304 (October 31, 2006 - $100,200) is owed by the Company. These advances are unsecured, non-interest bearing, and are due on demand.

5.   Subsequent Event

     On May 25, 2007, the Company disposed of its entire horse inventory for cash proceeds of $100,000.

Item 2. Management's Discussion and Analysis and Plan of Operations

General

     The Company's principal business in the purchase, breeding, training and resale of thoroughbred race horses. In 2006 we purchased seven horses with the intention of reselling them as two year olds. As of April 30, 2007 we have not generated any revenues from the sale of our horses.

Three Months and Six Months Ended April 30, 2007 Compared to 2006.

     Revenues. We have not generated any revenues since our incorporation on March 10, 2006.

     Expenses. During the three-months ended April 30, 2007, we incurred $92,529 of expenses, consisting mainly of $13,545 of professional (legal and accounting) fees, and $76,228 in the writedown of the carrying value of our horses. For the six months ended April 30, 2007, our expenses were $99,918.

     Net Loss. For the three months ended April 30, 2007 our net loss was $92,529. For the six months ended April 30, 2007 our net loss was $99,918.

Proceeds From Initial Public Offering

     The initial public offering of the Company's Common Stock should close by the end of August, 2007, and will result in the sale of 1,000,000 shares at $0.30 per shares, for gross proceeds of $300,000.

     We will incur continued reporting costs to the SEC, and proceeds from the offering will be used as required to pay for the legal and accounting costs related to the filings.

Liquidity

     As of April 30, 2007, our cash balance was $9,214 and we had a working capital deficit of $100,310. We did not generate any revenue in the six moths ended April 30, 2007 and we have not generated any revenues since our inception to April 30, 2007. All of our cash needs have been met from private debt financing and the sale of our equity securities.

     In May 2007, we sold our inventory of horses for $100,000. We will use the proceeds of such sales and money from our initial public offering to acquire a new inventory of horses at auctions during our fourth fiscal quarter.

     With the completion of our initial public offering, we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our horses and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $100,000 Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months.

Item 3. Controls and Procedures

     (a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The Executive Officer responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

     (b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

         None.

Item 6.  Exhibits.

         31.1 Certification by CEO/CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by CEO/CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: July 27, 2007

                                                  ASPEN RACING STABLES, INC.



                                                  By: /s/ Dwight McLellan
                                                      --------------------------
                                                      Dwight McLellan, President