Form 10QSB
period 2007-07-31
Aspen Racing Stables
filed 2007-09-19
CIK 1393526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2007

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

          18 Spring Valley Terrace SW Calgary, Alberta, Canada T3H 5M1
                    (Address of principal executive offices)

                                 (403) 370-1176
                           (Issuer's telephone number)


            211 Misty Morning Drive Calgary, Alberta, Canada T3Z 2Z8
                                (Former Address)

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

Aspen Racing Stables Inc.
(A Development Stage Company)

July 31, 2007

                                                                           Index



Balance Sheets...............................................................F-1

Statements of Operations.....................................................F-2

Statements of Cash Flows.....................................................F-3

Notes to the Financial Statements............................................F-4


Aspen Racing Stables Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

                                                                   July 31,    October 31,
                                                                     2007         2006
                                                                       $            $
                                                                   ---------   ---------

ASSETS

Current Assets

   Cash                                                             96,059          47

 Investment in Horses (Note 3)                                        --       118,608

 Prepaid expenses                                                      139        --
---------------------------------------------------------------------------------------

Total Assets                                                        96,198     118,655
=======================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                    16,982      28,347

Due to related party (Note 4(b))                                   197,103     100,200
---------------------------------------------------------------------------------------

Total Liabilities                                                  214,085     128,547
---------------------------------------------------------------------------------------

Commitments and Contingencies (Note 1)

Stockholders' Deficit

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
None issued and outstanding                                           --          --

Common Stock, 100,000,000 shares authorized, $0.001 par value
5,000,000 shares issued and outstanding                              5,000       5,000

Stock subscriptions receivable                                        --        (5,000)

Donated Capital (Note 4(a))                                         12,000       5,250

Deficit Accumulated During the Development Stage                  (134,887)    (15,142)
---------------------------------------------------------------------------------------

Total Stockholders' Deficit                                       (117,887)     (9,892)
---------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                         96,198     118,655
=======================================================================================


  (The accompanying notes are an integral part of these financial statements)


Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

                                                                                                                   For the period
                                                                                                                        from
                                            Accumulated from                                                       March 10, 2006
                                             March 10, 2006    Three Months       Three Months      Nine Months       (Date of
                                            (Date of Inception)   Ended              Ended             Ended          Inception)
                                               to July 31,       July 31,           July 31,          July 31,        to July 31,
                                                  2007             2007              2006              2007              2006
                                                   $                $                 $                 $                 $
                                               ---------       ---------          ---------          ---------        ---------


Revenue                                         100,000           100,000              --             100,000              --
Cost of sales                                  (100,929)         (100,929)             --            (100,929)             --
-------------------------------------------------------------------------------------------------------------------------------

Gross Profit (Loss)                                (929)             (929)             --                (929)             --
-------------------------------------------------------------------------------------------------------------------------------

Expenses

Donated rent (Note 4(a))                          4,000               750               750             2,250             1,000
Donated services (Note 4(a))                      8,000             1,500             1,500             4,500             3,000
General and administrative                        1,683               434              --               1,079              --
Investor relations                                3,300             3,300              --               3,300              --
Professional fees                                38,297            12,914              --              31,459              --
Stable fees                                       2,450              --                --                --                --
Writedown of investment in horses (Note 3)       76,228              --                --              76,228              --
-------------------------------------------------------------------------------------------------------------------------------

Total Expenses                                  133,958            18,898             2,250           118,816             3,000
 -------------------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                        (134,887)          (19,827)           (2,250)         (119,745)           (3,000)
-------------------------------------------------------------------------------------------------------------------------------




Net Loss Per Share - Basic and Diluted                               --                --                --                --
===============================================================================================================================


Weighted Average Shares Outstanding                             5,000,000         4,860,000         5,000,000         5,000,000
===============================================================================================================================














  (The accompanying notes are an integral part of these financial statements)


Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

                                                                                       For the period
                                                   Accumulated From                         from
                                                    March 10, 2006     Nine Months     March 10, 2006
                                                  (Date of Inception)     Ended     (Date of Inception)
                                                      to July 31,       July 31,        to July 31,
                                                         2007             2007              2006
                                                           $                $                $
                                                       ---------       ---------         ---------

Operating Activities

Net loss for the period                                (134,887)       (119,745)         (3,000)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Donated services                                   12,000           6,750           3,000

   Changes in operating assets and liabilities:

      Prepaid expenses                                     (139)           (139)           --
      Horse inventory                                      --           118,608            --
      Accounts payable                                   16,982         (11,365)           --
--------------------------------------------------------------------------------------------------
Net Cash Flows Used In Operating Activities            (106,044)         (5,891)           --
--------------------------------------------------------------------------------------------------

Financing Activities

   Advances from a related party                        197,103          96,903            --
   Proceeds from issuance of common shares                5,000           5,000            --
--------------------------------------------------------------------------------------------------
Net Cash Flows Provided By Financing Activities         202,103         101,903            --
--------------------------------------------------------------------------------------------------

Increase in Cash                                         96,059          96,012            --

Cash - Beginning of Period                                 --                47            --
--------------------------------------------------------------------------------------------------
Cash - End of Period                                     96,059          96,059            --
==================================================================================================

Supplemental Disclosures
   Interest paid                                           --              --              --
   Income taxes paid                                       --              --              --
==================================================================================================



  (The accompanying notes are an integral part of these financial statements)

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)


1.   Nature of Operations and Continuance of Business

     Aspen Racing Stables Inc. (the "Company") was incorporated in the State of Nevada on March 10, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the purchase, breeding, training, and resale of horses. During the year ended October 31, 2006, the Company purchased seven foals and commenced breeding and training of the foals with the intention of reselling the horses as yearlings. On May 25, 2007, the Company resold the horses.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2007, the Company has never generated any revenues and has accumulated losses of $134,887 since inception and a working capital deficit of $117,887. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)


2. Summary of Significant Accounting Policies (continued) d) Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing. Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2007, and 2006 there are no dilutive potential common shares.

e)   Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007, and October 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)   Cash and Cash Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)   Investment in Horses

     The value of the horses include all direct acquisition costs incurred and are recorded at the lower of cost or market until they are available for sale. As the Company purchases the horses as foals with the intention of breeding, training, and selling the horses as yearlings (one-year olds), all costs associated with the acquisition, breeding, and training of the horses are capitalized. During the nine month period ended July 31, 2007, the Company recognized a writedown of the carrying costs of $76,228 as a charge to operations, and sold the investment in horses for proceeds of $100,000.

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

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)


2.   Summary of Significant Accounting Policies (continued)

k)   Revenue Recognition

     The Company recognizes revenue from the sale of its' horses in accordance with Securities and Exchange Commission Staff Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the horses are available for immediate delivery, and collectibility is assured. On May 25, 2007, the Company disposed of its entire horse inventory for total revenue of $100,000.

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

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)


3.   Investment in Horses

     During the nine month period ended July 31, 2007, the Company incurred $nil (2006 - $nil) of direct acquisition costs and $58,549 (2006 - $nil) of indirect development costs related to breeding and training of seven horses. In April, 2007, the Company recorded a writedown of the carrying value of the horses by $76,228. On May 25, 2007, the Company sold the seven horses for proceeds of $100,000.


4.   Related Party Transactions

     a) During the nine month period ended July 31, 2007, the Company recognized a total of $2,250 (2006 - $1,000) of donated rent at $250 per month and $4,500 (2006 - $2,000) of donated management services at $500 per month provided by the President of the Company.

     b) In August 2006, a relative of a director of the Company advanced $100,200 to the Company for working capital purposes. During the nine month period ended July 31, 2007, a relative of a director of the Company advanced a further $96,903 to the Company for working capital purposes. At July 31, 2007, the Company owes $197,103 (2006 - $100,200) for shareholder advances. These advances are unsecured, non-interest bearing, and are due on demand.

Item 2. Management's Discussion and Analysis and Plan of Operations

General

     The Company's principal business in the purchase, breeding, training and resale of thoroughbred race horses. In 2006 we purchased seven horses with the intention of reselling them as two year olds. As of July 31, 2007 we have generated $100,000 in revenues from the sale of our horses.

Three Months and Nine Months Ended July 31, 2007 Compared to 2006.

     Revenues. We have generated $100,000 in revenues for the three months ended July 31, 2007, versus zero revenues since our incorporation on March 10, 2006.

     Expenses. During the three-months ended July 31, 2007, we incurred $18,898 of expenses, consisting mainly of $12,914 of professional (legal and accounting) fees, and $3,300 of investor relations fees. For the nine months ended April 30, 2007, our expenses were $118,816, consisting mainly of $76,628 in writedown of carrying value of horses, and $31,459 of professional fees, and of donated services and rent of $6,750.

     Net Loss. For the three months ended July 31, 2007 our net loss was $19,827. For the nine months ended July 31, 2007 our net loss was $119,745.

Proceeds From Initial Public Offering

     The initial public offering of the Company's Common Stock closed on August 24, 2007, and has resulted in the sale of 1,000,000 shares at $0.30 per shares, for gross proceeds of $300,000.

     We will incur continued reporting costs to the SEC, and proceeds from the offering will be used as required to pay for the legal and accounting costs related to the filings.

Liquidity

     As of July 31, 2007, our cash balance was $96,059 and we had a working capital deficit of $117,887. We did generated $100,000 in revenues for the nine months ended July 31, 2007. We had not previously generated any revenues since our inception. All of our cash needs have been met from private debt financing and the sale of our equity securities.

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

     Date: September 19, 2007

                                                  ASPEN RACING STABLES, INC.



                                                  By: /s/ Dwight McLellan
                                                      --------------------------
                                                      Dwight McLellan, President