Form 10KSB
period 2007-10-31
Aspen Racing Stables
filed 2008-02-08
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
     OF 1934

     For the fiscal year ended October 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                        Commission file number 333-141384

                           Aspen Racing Stables, Inc.
                           --------------------------
                 (Name of small business issuer in its charter)

               Nevada                                           98-0517550
               ------                                           ----------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

             243 Cranfield Green SE                                T3M 1C4
                Calgary, Alberta                                 (Zip Code)
    (Address of principal executive offices)

         Issuer's telephone number, including area code: (403) 370-1176

     Securities registered under Section 12(b) of the Exchange Act: None.

     Securities  registered  under  Section  12(g) of the Exchange  Act:
                        Common stock, par value $0.001.

     Check whether the issuer is not required to file report pursuant to Section 13 or 15(d)of the Exchange Act. [ ]

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for its most recent fiscal year were $ -0-

     The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock was $1,010,000 at January 30, 2008. At January 30, 2008, the registrant had outstanding 6,000,000 shares of $.001 par value common stock.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page


PART I.........................................................................1

   Item 1.     Description of Business.........................................1
   Item 2.     Description of Property.........................................4
   Item 3.     Legal Proceedings...............................................4
   Item 4.     Submission of Matters to a Vote of Security Holders.............4

PART II........................................................................4

   Item 5.     Market for Common Equity and Related Stockholder Matters........4
   Item 6.     Management's Discussion and Analysis or Plan of Operation.......6
   Item 7.     Financial Statements............................................7
   Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................7
   Item 8A.    Controls and Procedures.........................................7

PART III.......................................................................7

   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act...............7
   Item 10.    Executive Compensation..........................................8
   Item 11.    Security Ownership of Certain Beneficial Owners and Management..9
   Item 12.    Certain Relationships and Related Transactions..................9
   Item 13.    Exhibits and Reports on Form 8-K................................9
   Item 14.    Principal Accountant Fees and Services.........................10

                  CAUTION REGARDING FORWARD LOOKING INFORMATION

     This report (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe" or similar language. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

     References in this Report to "Aspen Racing Stables," the "company," the "registrant, "we," "our" and "us" refer to Aspen Racing Stables Inc., a Nevada corporation.

                                     PART I

Item 1. Description of Business

     The Company was incorporated on March 10, 2006 under the laws of the State of Nevada. The Company's business plan involves the acquisition and sale of thoroughbred race horses of every age from broodmares, weanlings and yearlings to racehorses and stallions. An area of particular concentration is the purchase and sale of weanlings and yearlings at auctions, commonly referred to as "pinhooking". The Company's principal office is located at 243 Cranfield Green SE, in Calgary, Alberta, Canada T3M 1C4. The telephone number is (403) 370-1176.

     The Company commenced operations in March, 2006 and first reported revenues from the sale of horses during the year ended October 31, 2007.

Industry Overview

     Pinhooking is essentially the purchase of thoroughbred weanlings and yearlings at various horse auctions with a view to resell them in the short term at similar auctions.

     All horses have common birthdays on January 1, regardless when they are born. Thoroughbred horses are bred to be born anywhere from January to June. So if a horse is born in June, it is considered a late foal. If it is born in January, it is considered an early foal. An early foal is preferred over a late foal, because a horse born in June will officially be one year old on January 1, when in reality it is only six months old. Horses are called weanlings until they reach the age of one and yearlings until they reach the age of two.

     Thoroughbred racing is a high-risk investment, with limited returns for the average horse owner. It is a high profile glamour sport, and the ultimate goal is to own a "big" horse, winning a major race such as the Kentucky Derby. Statistically, the great majority of owners lose money in racing operations.

     In contrast, pinhooking involves only the buying and selling of horses and does not deal with the training, and racing of horses. To be successful in pinhooking, one needs to be able to not only assess the current market correctly but also assess what the market will be like within the next year for the offsprings of various sires. In selecting horses for potential profit, one needs to know the market for popular sires, be good in assessing pedigree and conformation (i.e., the appearance of the horse in regard to its balance, proportion, and lack of actual or potential physical defects) of horses, and thereby have a feel for the potential increase in value of a horse from weanling to yearling to two year olds. Pinhookers base their purchases on a variety of speculative inputs - the commercial value of a sire, the growth potential of each weanling, the racing success of the dam line and the potential market place. Using these inputs, a pinhooker is looking to exploit the differences in the two markets by assuming a risk position in the buy-sell transaction, also known as speculative arbitrage.

Business Plan

     In general, we intend to operate profitably in a number of areas, all involving the purchase and sale of thoroughbred horses.

     The primary operations and their criteria is as follows:

     (1) Purchase of weanlings in the fall, to be resold as yearlings in the spring.

     (2) Purchase of yearlings in the fall, to be resold as two-year olds in the spring.

     (3) Purchase of broodmares in foal in the spring. The offsprings (to be born within 30-60 days from purchase date) would be sold as weanlings in the fall. After giving birth, the broodmares would immediately be bred to selected stallions, thus giving the Company the option to:

          a. sell the broodmares in foal during the fall (current year) or spring (following year).

          b.   sell the foals in the spring of the following year.

     Our strategy will be to emphasize the purchase of a number of modestly-priced horses, generally with purchase prices less than $25,000, as opposed to a smaller number of higher-priced horses. We believe this is a prudent business model because:

          o    We can buy more horses and thereby diversify some of our risk;

          o We expose ourselves to a greater chance of finding the horse that can produce a significant profit because of the popularity of its bloodline following the success of its siblings or the extraordinary development of a horse as it grows.

          o We will seek to avoid losing money on our acquisitions, returning modest profits on the usual purchase, and exposing ourselves to one or more very successful sale transactions.

     The risk of this plan is that we may not find the extraordinary horse or horses in each year's purchase, and that the modest gains and losses from the ordinary purchases will be insufficient to cover operating costs.

     All horses will be insured for mortality at the time of their purchase.

     The Company seeks to acquire ownership of horses that, in the opinion of management, have the greatest potential to represent profitable investment, measured by the difference between the price paid for each animal at auction and the sales price and the sales price subsequently received. The Company has no contracts in place at this time to purchase any additional horse or horses. While the Company's management is hopeful that purchases can be consummated in the future on favorable terms, it can make no such representations.

     In our pinhooking operations, we will seek to find undervalued horses that show great promise as future race horses, based upon pedigree and conformation.

Maintenance of Horses

     The horses that we purchase can be boarded and trained at numerous farms in many parts of the United States. We currently board and train our horses at Cloverleaf Farms in Reddick, Florida. To board and train a horse, we currently pay $45 per day per horse. These charges include everything except veterinarian charges, if any.

Inventory

     On August 22, 2006, we bought seven horses at the OBS (Ocala Breeders' Sales Company) Sale in Ocala, Florida.

     The following are the names, sex and the purchase amount of the horses we purchased:

         1 year old colt - Sire: Macho Uno - Dam: Kitty on the Track - $25,000 1 year old colt - Sire: Volponi - Dam: Mara Queen - $11,000
         1 year old filly - Sire: Valid Wager - Dam: Onthewicket - $23,345
         1 year old filly - Sire: Volponi - Dam: Que Cherie - $10,000
         1 year old colt - Sire: Wekiva Springs - Dam: Double Dani - $10,000
         1 year old filly - Sire: Volponi - Dam: Expect Anna - $15,000
         1 year old filly - Sire: Impeachment - Dam: Fenter Given - $2,500

     All such horses were sold on May 25, 2007 for $100,000.We will use part of the proceeds of the sale and part of the proceeds from our public offering to purchase a new inventory of horses during 2008.

Employees

     The Company has no employees. Dwight McLellan will act as advisor to all prospective horse purchases, at no cost to the company.

Competition

     The buying and selling of thoroughbred horses is highly competitive. A number of companies and individuals with significantly greater resources than the Company have greater ability to be the successful bidders for quality horses that the Company might want to purchase. Due to our limited funds, we may have a difficult time competing against larger and much better financed entities who may outbid us in the auction arena on horses that we may be interested in purchasing.

Environmental Matters

     The Company is not aware of any environmental liability relating to its facilities or operations that would have a material adverse affect on the Company, its business, assets or results of operations.

Legal Proceedings

     There are no legal proceedings of any kind pending involving the Company and, to the knowledge of the management of the Company, no claims have been made nor any litigation threatened against the Company.

Inflation

     Inflation is not expected to have a material impact on the Company or its operations in the future.

Additional Information

     We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file reports, proxy statements and other information, including annual reports on Form 10-K and quarterly reports on Form 10-Q, with the SEC. Reports and other information that we file can be inspected and copied at the public reference facilities maintained at the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C., 20549. Copies of these materials can be obtained upon written request addressed to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site on the Internet where reports, proxy and information statements and other information regarding issuers that file electronically with the SEC through the Electronic Data Gathering, Analysis and Retrieval System may be obtained free of charge. The address of the site is http://www.sec.gov.

Item 2. Description of Property

     The Company neither owns nor leases any physical properties. Our office is located at 243 Cranfield Green SE, in Calgary, Alberta, Canada T3M 1C4. The telephone number is (403) 370-1176. We are not obligated for any rent expense. The offices are furnished to us on a rent-free basis. Our horses were boarded and trained at Cloverleaf Farms in Ocala, Florida.

Item 3. Legal Proceedings

     As of the date of this report, we know of no other legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated, or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "ASPB".

     The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission, and may not represent actual transactions.

Quarter Ended:

October 31, 2007              High          Low
                              1.01          0.65

Holders

     As of January 30, 2008, we had 41 stockholders of record holding an aggregate of 6,000,000 issued and outstanding shares of our common stock.

Dividends

     We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

The Securities Enforcement and Penny Stock Reform Act of 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

     Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

     The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

          o contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

          o contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

          o contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

          o    contains  a  toll-free   telephone   number  for   inquiries   on
               disciplinary actions;

          o defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

          o contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

     The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

          o    the bid and offer quotations for the penny stock;

          o the compensation of the broker-dealer and its salesperson in the transaction;

          o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

          o monthly account statements showing the market value of each penny stock held in the customer's account.

     In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Recent Sales of Unregistered Securities

     None

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     During the fiscal year ended October 31, 2007, we generated $100,000 of revenues from the sale of our original inventory of horses.

     For the fiscal year ended October 31, 2007, we incurred a net loss of $126,924 or $.02 per share, versus a net loss of $10,313 or $0.00 per share for the year ended October 31, 2006. Said losses were due largely to professional and legal fees of $36,084 associated with the filing of the Company's SB-2 and a write-down in our investment in horses of $76,228. During the year ended October 31, 2007, we incurred no direct acquisition costs and $58,549 of indirect development costs related to the breeding and training of our seven horses.

         Gross Profit (Loss)                  $ (929)      $   --
         Expenses                           (125,995)       (15,142)
                                                           ---------
         Loss from operations               $126,924       $(15,142)
                                                           =========

Plan of Operations

     The thoroughbred business is a capital intensive operation by virtue of the investment of livestock. We anticipate the acquisition of additional horses during our current fiscal year with the intention of selling them at various auctions or in private transactions. In order to maintain cash flow to make additional purchases. Accordingly our operations are limited by the amount of funds we have to operate with.

     The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations. The Company remains dependent upon additional external sources of financing to provide sufficient working capital to preserve the integrity of the corporate entity.

Liquidity and Capital Resources

     Our net cash and cash equivalents were $189,361 as of October 31, 2007, compared to $47as of October 31, 2006.

     Net cash used in operating activities totaled $19,170 representing a net loss of $126,924 offset by the sale of our inventory of horses of $118,608 as of October 31, 2007.

     Our net cash provided by financing activities was $208,484 for the year ended October 31, 2007, compared to $100,200 for the year ended October 31,
2006. Our current year activities consisted of $300,000 proceeds from our initial public offering of 1,000,000 common shares at $0.30 per share, $5,000 from proceeds received from subscriptions of common stock for the issuance of 1,000,000 common shares at $0.005 per share, and advances of $96,903 from a related party, offset by repayments of $193,419 to a related party.

     The net proceeds of our initial public offering have been applied as follows through October 31, 2007:

         $ 193,419.00......Repayment to a related party

         $   4,825.71......Legal and Accounting Fees

Future Obligations

     The  Company  has  no   indebtedness   or  future   contractual   financial
obligations.

Significant Accounting Policies and Estimates

     Our financial statements have been prepared in accordance with generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of these significant accounting policies can be found in the Notes to Consolidated Financial Statements included in this Form 10-KSB. The estimates used by management are based upon our historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part.

Item 7. Financial Statements

     Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 8A. Controls and Procedures

Introduction

Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer, whom are related to each other and are the sole officers and employees, have evaluated the effectiveness of our Disclosure Controls and Procedures as of October 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, as of October 31, 2007, our Disclosure Controls and Procedures were effective in ensuring that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial and Accounting Officer by others with in the Company, particularly during the period in which this report was being prepared.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

     Set forth below are the names, ages, positions with Aspen Racing Stables business experience of our directors and executive officers.

Name                   Age     Positions with Company      Date of Commencement
----                   ---     ----------------------      --------------------
Dwight McLellan        44      President and Director,     March 2006
                               Chief Executive Officer
Trixy Sasyniuk-Walt    33      Secretary, Treasurer,       March 2006
                               Director and Chief
                               Financial Officer

Business Experience

     Dwight McLellan has served as President and Director since March 10, 2006. Dwight McLellan has served as Chairman, President, CEO and a Director of the Company since March 2006. Mr. McLellan has been the President since 2002 of the United Horsemen of Alberta, currently developing a racing entertainment centre and track at Balzac, Alberta. Mr. McLellan is a member of the Canadian Thoroughbred Horse Society and a founding member of the United Horsemen of Alberta.

     Trixy Sasyniuk-Walt has served as Vice President, Secretary, Treasurer and a Director of the Company since March 2006. Ms. Sasyniuk-Walt is involved with management and administration of pensions at SAIT as Pensions Administrator and is completing her third SEEBS designation. Ms. Sasyniuk-Walt will coordinate the day to day management of the company.

     All directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

General

     Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. McLellan devotes approximately 10% of his time to our business and affairs. Ms. Sasyniuk-Walt is expected to devote such time to our business and affairs as is necessary to perform her responsibilities as an officer and director of Aspen Racing Stables, Inc. Set forth below under "Business Experience" is a description of the business experience of our executive officers and directors. No organization with which Mr. McLellan and Ms. Sasyniuk-Walt is or has been previously employed, affiliated or otherwise associated, is or has been affiliated with us.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     We are not required to comply with Section 16(a) of the Securities and Exchange Act of 1934. Nevertheless, there have been no purchases or sale of our common stock by persons who were executive officers, directors or holders of 10% of our common stock.

Corporate Governance

     The Board maintains no separate audit committee or compensation Committee. The Board of Directors performs such functions.

Item 10. Executive Compensation

Compensation

     The Company has paid no compensation to its officers and directors during the past three fiscal years.

Indemnification

     Our Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in the best interests of Aspen Racing Stables. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Aspen Racing Stables, our Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable.

Compensation of Directors

     We have no standard arrangements for compensating our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of our common stock as of January 30, 2008, by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the SEC, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

     Name and Address of                        Shares
       Beneficial Owner                   Beneficially Owned    Percent of Class
       ----------------                   ------------------    ----------------
Trixy Sasyniuk-Walt                           5,000,000            83.3%
243 Cranfield Green
Calgary, Alberta, T3M 1C4
Canada
Dwight McLellan                                       0               0
243 Cranfield Green SE
Calgary, Alberta, T3M 1C4
All Executive Officers and
  Directors as a Group                        5,000,000            83.3%
(two persons)

     As of January 30, 2008, there were 6,000,000 shares of common stock issued and outstanding. We have no compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance.

Item 12. Certain Relationships and Related Transactions

               (a) During the year ended October 31, 2007, the Company recognized a total of $3,000 (2006 - $1,750) of donated rent at $250 per month and $6,000 (2006 - $3,500) of donated management services at $500 per month provided by the President of the Company.

               (b) In August 2006, a relative of a director of the Company advanced $100,00 to the Company for working capital purposes. During the year ended October 31, 2007, a relative of a director of the Company advanced an additional $96,903 to the Company for working capital purposes, and was repaid $193,419. At October 31, 2007, the Company owes $3,684 (2006 - $100,2000) for shareholder advances. These advances are unsecured, non-interest bearing, and are due on demand.

Item 13. Exhibits and Reports on Form 8-K

               (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this Report, as follows:

       Item Number                   Description
       -----------                   -----------

         *3.1       Articles of Incorporation  of Aspen Racing Stables,  Inc., a
                    Nevada corporation.
         *3.2       Bylaws of Aspen Racing Stables, Inc., a Nevada corporation
         31.1       Certification  of Chief Executive  Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2       Certification  of the Chief Financial  Officer under Section
                    302 of the Sarbanes-Oxley Act of 2002.
         32.1       Certification of Chief Executive Officer under 18 U.S.C. ss.
                    1350,   as  adopted   pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002.
         32.2       Certification of Chief Financial Officer under 18 U.S.C. ss.
                    1350,   as  adopted   pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002.

         *previously filed

Item 14. Principal Accountant Fees and Services.

     The  Board  of  Directors   appointed  Manning  Elliott,   LLP,   Chartered
Accountants, Vancouver, BC, as the Company's independent auditors for 2007 and 2006.

Audit Fees - $11,900

Other -  $-0-

                           ASPEN RACING STABLES, INC.

                          Index to Financial Statements



Aspen Racing Stables Inc.
(A Development Stage Company)

October 31, 2007

                                                                           Index



Report of Independent Registered Public Accounting Firm......................F-1

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Statements of Stockholders' Equity (Deficit).................................F-5

Notes to the Financial Statements............................................F-6

MANNING ELLIOTT                            11 floor, 1050 West Pender Street
CHARTERED ACCOUNTANTS                      Vancouver, BC, Canada V6E 3S7
                                           Phone: 604.714.3600 Fax: 604.714.3669
                                           Web: manningelliott.com

            Report of Independent Registered Public Accounting Firm


To the Directors and Stockholders
Aspen Racing Stables Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Aspen Racing Stables Inc. (A Development Stage Company) as of October 31, 2007 and 2006, and the related statement of operations, cash flows and stockholders' deficit for the year then ended, the period from March 10, 2006 (Date of Inception) to October 31, 2007, and accumulated from March 10, 2006 (Date of Inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Racing Stables Inc. (A Development Stage Company) as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended, for the period from March 10, 2006 (Date of Inception) to October 31, 2006, and accumulated from March 10, 2006 (Date of Inception) to March 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MANNING ELLIOTT, LLP
------------------------
CHARTERED ACCOUNTANTS

Vancouver, Canada

February 1, 2008


Aspen Racing Stables Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                   October 31,      October 31,
                                                                      2007             2006
                                                                        $                $
                                                                                    (Restated -
                                                                                      Note 7)
                                                                   -----------     -----------

ASSETS

Current Assets

   Cash                                                              189,361             47

 Prepaid expenses                                                        139           --

 Investment in Horses (Note 3)                                          --          118,608
-------------------------------------------------------------------------------------------

Total Assets                                                         189,500        118,655
===========================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                       8,632         28,347

Due to related party (Note 4(b))                                       3,684        100,200

-------------------------------------------------------------------------------------------
Total Liabilities                                                     12,316        128,547
-------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 1)

Stockholders' Equity (Deficit)

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
None issued and outstanding                                             --             --

Common Stock, 100,000,000 shares authorized, $0.001 par value
6,000,000 shares issued and outstanding (2006 - 5,000,000 shares)      6,000          5,000

Additional Paid-in Capital                                           299,000           --

Stock subscriptions receivable                                          --           (5,000)

Donated Capital (Note 4(a))                                           14,250          5,250

Deficit Accumulated During the Development Stage                    (142,066)       (15,142)
-------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                 177,184         (9,892)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                 189,500        118,655
===========================================================================================



  (The accompanying notes are an integral part of these financial statements)



Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)


                                            Accumulated from                      For the period from
                                             March 10, 2006         For the         March 10, 2006
                                          (Date of Inception)     Year Ended      (Date of Inception)
                                             to October 31,       October 31,       to October 31,
                                                  2007               2007                2006
                                                   $                   $                   $
                                                                                  (Restated - Note 7)
                                           ---------------      ---------------   -----------------

Revenue                                          100,000            100,000               --

Cost of sales                                    100,929            100,929               --
----------------------------------------------------------------------------------------------

Gross Profit                                        (929)              (929)              --
----------------------------------------------------------------------------------------------

Expenses

Donated rent (Note 4(a))                           4,750              3,000              1,750
Donated services (Note 4(a))                       9,500              6,000              3,500
General and administrative                         5,287              4,683                604
Professional fees                                 42,922             36,084              6,838
Stable fees                                        2,450               --                2,450
Write down on investment in horses                76,228             76,228               --
----------------------------------------------------------------------------------------------
Total Expenses                                   141,137            125,995             15,142
----------------------------------------------------------------------------------------------
Net Loss For the Period                         (142,066)          (126,924)           (15,142)
==============================================================================================
Net Loss Per Share - Basic and Diluted                                (0.02)              --
==============================================================================================

Weighted Average Shares Outstanding                               5,241,000          5,000,000
==============================================================================================






  (The accompanying notes are an integral part of these financial statements)



Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)




                                                            Accumulated From                  For the period from
                                                             March 10, 2006      For the         March 10, 2006
                                                           (Date of Inception)  Year Ended   (Date of Inception)
                                                             to October 31,    October 31,      to October 31,
                                                                  2007             2007              2006
                                                                    $               $                 $
                                                                                               (Restated - Note 7)
                                                           ---------------    ---------------   -----------------

Operating Activities

 Net loss                                                      (142,066)       (126,924)        (15,142)

   Adjustments to reconcile net loss to net cash used in operating activities:

    Donated rent                                                  4,750           3,000           1,750
    Donated services                                              9,500           6,000           3,500

Changes in operating assets and liabilities:

   Prepaid Expenses                                                (139)           (139)           --
   Investment in Horses                                            --           118,608        (118,608)
   Accounts Payable                                               8,632         (19,715)         28,347
-------------------------------------------------------------------------------------------------------

Net Cash Flows Used In Operating Activities                    (119,323)        (19,170)       (100,153)
-------------------------------------------------------------------------------------------------------

Financing Activities

Advances from a related party                                   197,103          96,903         100,200
Repayment to a related party                                   (193,419)       (193,419)           --
Proceeds from issuance of common stock                          300,000         300,000            --
Proceeds from stock subscriptions                                 5,000           5,000            --
-------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                 308,684         208,484         100,200
-------------------------------------------------------------------------------------------------------

Increase in Cash                                                189,361         189,314              47

Cash - Beginning of Period                                         --                47            --
-------------------------------------------------------------------------------------------------------

Cash - End of Period                                            189,361         189,361              47
=======================================================================================================



Supplemental Disclosures
Interest paid                                                      --              --              --
Income taxes paid                                                  --              --              --
=======================================================================================================




  (The accompanying notes are an integral part of these financial statements)



Aspen Racing Stables Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from March 10, 2006 (Date of Inception) to October 31, 2007
(Expressed in US dollars)


                                                                                                 Deficit
                                                                                               Accumulated
                                                          Additional     Stock                  During the
                                      Common Stock         Paid-In   subscriptions  Donated    Development
                                   Shares     Par Value    Capital     receivable   Capital      Stage        Total
                                     #            $           $            $            $          $            $
                                  ---------   ---------   ---------   ---------    ---------   ---------    ---------

Balance - March 10, 2006
(Date of Inception)                    --          --          --          --           --          --           --

Common stock issued for cash at
$0.001 per share                  5,000,000       5,000        --        (5,000)        --          --           --

Donated rent and services              --          --          --          --          5,250        --          5,250

Net loss for the period                --          --          --          --           --       (15,142)     (15,142)
---------------------------------------------------------------------------------------------------------------------


Balance - October 31, 2006
(Restated- Note 7)                5,000,000       5,000        --        (5,000)       5,250     (15,142)      (9,892)

Stock Subscriptions received           --          --          --         5,000         --          --          5,000

Common stock issued for cash
at $0.30per share                 1,000,000       1,000     299,000        --           --          --        300,000

Donated rent and services              --          --          --          --          9,000        --          9,000

Net loss for the year                  --          --          --          --           --      (126,924)    (126,924)
---------------------------------------------------------------------------------------------------------------------

Balance - October 31, 2007        6,000,000       6,000     299,000        --         14,250    (142,066)     177,184
=====================================================================================================================



  (The accompanying notes are an integral part of these financial statements)

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)





1.   Development Stage Company

     Aspen Racing Stables Inc. (the "Company") was incorporated in the State of Nevada on March 10, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the purchase, breeding, training, and resale of horses. During the year ended October 31, 2006, the Company purchased seven foals and commenced breeding and training of the foals with the intention of reselling the horses as yearlings. On May 25, 2007, the Company sold the horses.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated positive margins on the sale of its horses, and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2007, the Company has accumulated losses of $142,066 since inception and a working capital of $177,184. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On March 16, 2007, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission that was declared effective on June 12, 2007, to issue 1,000,000 shares of common stock at $0.30 per share for gross proceeds of $300,000. Refer to Note 5(b).

     In August 2007, the Company issued 1,000,000 shares of common stock, pursuant to the SB-2, for cash proceeds of $300,000. The proceeds were used to repay the initial cash financing of the Company's operations and outstanding amounts owing to creditors. The remaining proceeds will be used to purchase additional foals and commence breeding and training with the intent of reselling the horses as yearlings.

2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation

          These financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is October 31.

     b)   Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of investment in horses, donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

     c)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing. Diluted

          EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2007, and 2006, there are no dilutive potential common shares.

     d)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     e)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     f)   Investment in Horses

          The value of the horses include all direct acquisition costs incurred and are recorded at the lower of cost or market until they are available for sale. As the Company purchases the horses as foals with the intention of breeding, training, and selling the horses as yearlings (one-year olds), all costs associated with the acquisition, breeding, and training of the horses are capitalized. In April 2007, the Company recognized a writedown of the carrying costs of $76,228 as a charge to operations. In May 2007, the Company sold the horses for proceeds of $100,000.

     g)   Financial Instruments

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

     h)   Income Taxes

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

     i)   Foreign Currency Translation

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

     j)   Revenue Recognition

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

     k)   Recently Issued Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and early adoption is permitted, provided that the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

     l)   Recently Adopted Accounting Pronouncements

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.   Investment in Horses

     During the year ended October 31, 2007, the Company incurred $nil (2006 - $96,845) of direct acquisition costs and $58,549 (2006 - $21,763) of indirect development costs related to breeding and training of seven horses. In April 2007, the Company recorded a writedown of the carrying value of the horses by $76,228. On May 25, 2007, the Company sold the seven horses for proceeds of $100,000.

4.   Related Party Transactions

          a) During the year ended October 31, 2007, the Company recognized a total of $3,000 (2006 - $1,750) of donated rent at $250 per month and $6,000 (2006 - $3,500) of donated management services at $500 per month provided by the President of the Company.

          b) In August 2006, a relative of a director of the Company advanced $100,200 to the Company for working capital purposes. During the year ended October 31, 2007, a relative of a director of the Company advanced an additional $96,903 to the Company for working capital purposes, and was repaid $193,419. At October 31, 2007, the Company owes $3,684 (2006 - $100,200) for shareholder advances. These advances are unsecured, non-interest bearing, and are due on demand.

5.   Common Stock

          a) On March 14, 2006, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share to a director of the Company for gross proceeds of $5,000. On January 10, 2007, the Company received the proceeds of $5,000.

          b) On August 4, 2007, the Company issued 1,000,000 shares of common stock at a price of $0.30 per share for proceeds of $300,000, pursuant to the SB-2.

6.   Income Tax

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $127,800 available to offset taxable income in future years which commence expiring in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.


6.   Income Tax (continued)

     The Company is subject to United States federal and state income taxes at a statutory rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                October 31,          October 31,
                                                    2007                 2006
                                                     $                    $

Income tax recovery at statutory rate             44,410                 5,300

Permanent differences                            (3,150)               (1,830)

Valuation allowance change                      (41,260)               (3,470)
--------------------------------------------------------------------------------

Provision for income taxes                         --                    --
--------------------------------------------------------------------------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at October 31, 2007 and 2006 are as follows:

                                                October 31,          October 31,
                                                    2007                 2006
                                                     $                    $

Net operating loss carryforward                   44,730                3,470

Valuation allowance                              (44,730)              (3,470)
--------------------------------------------------------------------------------


Net deferred income tax asset                      --                    --
--------------------------------------------------------------------------------

     The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

7.   Restatement

     The Company has restated its financial statements as at October 31, 2006 and for the period from March 10, 2006 (date of inception) to October 31, 2006. The financial statements have been restating to reflect previously unrecorded liabilities. The effect of the restatement is to increase net loss by $4,829 for the period from March 10, 2006 (Date of Inception) to October 31, 2006. Net loss per share was unchanged.


      a)  Balance Sheet

                                                                              As At October 31, 2006
                                                               ------------------------------------------------------
                                                                   As Reported      Adjustment       As Restated
                                                                        $                $                $

     Current Assets

       Investment in Horses                                         108,713          9,895           118,608


     Current Liabilities

       Accounts payable                                              13,623         14,724            28,347


     Stockholder's Equity (Deficit)

       Deficit accumulated during the development stage             (10,313)        (4,829)          (15,142)



7. Restatement (continued)

      b)  Statement of Operations


                                                                          Accumulated from March 10, 2006
                                                                      (Date of Inception) to October 31, 2006
                                                               ------------------------------------------------------
                                                                   As Reported      Adjustment       As Restated
                                                                        $                $                $

     Other Expenses
       General and administrative                                           153                451            604
       Professional fees                                                  2,460              4,378          6,838

     Net loss for the period                                            (10,313)             4,829        (15,142)





      c)  Statement of Cash Flows

                                                                          Accumulated from March 10, 2006
                                                                      (Date of Inception) to October 31, 2006
                                                               ------------------------------------------------------
                                                                   As Reported      Adjustment       As Restated
                                                                        $                $                $

     Operating Activities

       Net loss for the period                                          (10,313)             4,829        (15,142)

       Adjustments to reconcile net loss to net cash used in operating activities:

        Accounts payable                                                 13,623             14,724         28,347

     Investing Activities

        Investment in horses                                           (108,713)            (9,895)      (118,608)




SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2008                           ASPEN RACING STABLES, INC.



                                           /s/ Dwight McLellan
                                           -------------------
                                           Dwight McLellan, President
                                           Director and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 8, 2008

                                           /s/ Trixy Sasyniuk-Walt
                                           -----------------------
                                           Trixy Sasyniuk-Walt, Secretary
                                           Treasurer and Director (Principal),
                                           Financial and Accounting Officer)

February 8, 2008

                                           /s/ Dwight McLellan
                                           -------------------
                                           Dwight McLellan, President
                                           Chief Executive Officer and Director