Form 10KSB/A
period 2007-10-31
Aspen Racing Stables
filed 2008-02-15
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

         Gross Profit (Loss)                $   (929)      $   --
         Expenses                           (125,995)       (15,142)
                                            ---------      ---------
         Loss from operations               $126,924       $(15,142)
                                            =========      =========

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

Liquidity and Capital Resources

     Our net cash and cash equivalents were $189,361 as of October 31, 2007, compared to $47 as of October 31, 2006.

     Net cash used in operating activities totaled $61,550 representing a net loss of $126,924 offset by add-back of $76,228 from the write-down in the investment in horses as of October 31, 2007.

     Our cash provided by investing activities is $42,380 comprised of proceeds of $100,000 from the sales of horses less $57,620 for cash expenditures relating to the training of the horses prior to the sale.

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

     The net proceeds of our initial public offering of $300,000 have been applied as follows through October 31, 2007:

         $ 193,419.00......Repayment to a related party

         $   4,825.71......Legal and Accounting Fees

         $ 101,755.29......Future acquisition and training
                           of new horse inventory

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

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Statements of Stockholders' Equity (Deficit).................................F-5

Notes to the Financial Statements............................................F-6

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Directors and Stockholders
Aspen Racing Stables Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Aspen Racing Stables Inc. (A Development Stage Company) as of October 31, 2007 and 2006, and the related statement of operations, cash flows and stockholders' equity (deficit) for the year then ended, the period from March 10, 2006 (Date of Inception) to October 31, 2006, and accumulated from March 10, 2006 (Date of Inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Racing Stables Inc. (A Development Stage Company) as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended, for the period from March 10, 2006 (Date of Inception) to October 31, 2006, and accumulated from March 10, 2006 (Date of Inception) to October 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP
-----------------------

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 4, 2008


Aspen Racing Stables Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
                                                                   October 31,  October 31,
                                                                      2007         2006
                                                                        $            $
                                                                  ------------------------

ASSETS

Current Assets

 Cash                                                                189,361             47

 Prepaid expenses                                                        139           --

 Investment in Horses (Note 3)                                          --          118,608
-------------------------------------------------------------------------------------------

Total Assets                                                         189,500        118,655
===========================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Accounts payable                                                      8,632         28,347

 Due to related party (Note 4(b))                                      3,684        100,200
-------------------------------------------------------------------------------------------
Total Liabilities                                                     12,316        128,547
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
===========================================================================================







  (The accompanying notes are an integral part of these financial statements)


Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)


                                              Accumulated from                      For the period from
                                               March 10, 2006         For the         March 10, 2006
                                            (Date of Inception)     Year Ended      (Date of Inception)
                                               to October 31,       October 31,       to October 31,
                                                    2007               2007                2006
                                                     $                   $                   $
                                            -----------------------------------------------------------

Revenue                                           100,000             100,000                --

Cost of sales                                     100,929             100,929                --
-------------------------------------------------------------------------------------------------
Gross Profit                                         (929)               (929)               --
-------------------------------------------------------------------------------------------------

Expenses

Donated rent (Note 4(a))                            4,750               3,000               1,750
Donated services (Note 4(a))                        9,500               6,000               3,500
General and administrative                          5,287               4,683                 604
Professional fees                                  42,922              36,084               6,838
Stable fees                                         2,450                --                 2,450
Write down on investment in horses                 76,228              76,228                --
-------------------------------------------------------------------------------------------------
Total Expenses                                    141,137             125,995              15,142
-------------------------------------------------------------------------------------------------
Net Loss For the Period                          (142,066)           (126,924)            (15,142)
=================================================================================================

Net Loss Per Share - Basic and Diluted                                  (0.02)               --
=================================================================================================

Weighted Average Shares Outstanding                                 5,241,000           5,000,000
=================================================================================================








  (The accompanying notes are an integral part of these financial statements)


Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)



                                                           Accumulated From                       For the period
                                                            March 10, 2006        For the       From March 10, 2006
                                                          (Date of Inception)    Year Ended     (Date of Inception)
                                                            to October 31,      October 31,      to October 31,
                                                                 2007               2007              2006
                                                                   $                 $                 $
                                                          ---------------------------------------------------------

Operating Activities

 Net loss                                                        (142,066)        (126,924)         (15,142)

   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Donated rent                                                    4,750            3,000            1,750
    Donated services                                                9,500            6,000            3,500
    Write-off of investment in horses                              76,228           76,228             --

Changes in operating assets and liabilities:

   Prepaid Expenses                                                  (139)            (139)            --
   Accounts Payable                                                 8,632          (19,715)          28,347
-----------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By (Used In) Operating Activities         (43,095)         (61,550)          18,455
===========================================================================================================

Investing Activities
   Expenditures on investment in horses                          (176,228)         (57,620)        (118,608)
   Proceeds from the sale of horses                               100,000          100,000             --
-----------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By (Used in) Investing Activities         (76,228)          42,380         (118,608)
-----------------------------------------------------------------------------------------------------------

Financing Activities

Advances from a related party                                     197,103           96,903          100,200
Repayment to a related party                                     (193,419)        (193,419)            --
Proceeds from issuance of common stock                            300,000          300,000             --
Proceeds from stock subscriptions                                   5,000            5,000             --
-----------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                   308,684          208,484          100,200
===========================================================================================================

Increase in Cash                                                  189,361          189,314               47

Cash - Beginning of Period                                           --                 47             --
-----------------------------------------------------------------------------------------------------------

Cash - End of Period                                              189,361          189,361               47
===========================================================================================================



Supplemental Disclosures
Interest paid                                                        --               --               --
Income taxes paid                                                    --               --               --
===========================================================================================================





  (The accompanying notes are an integral part of these financial statements)


Aspen Racing Stables Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from March 10, 2006 (Date of Inception) to October 31, 2007
(Expressed in US dollars)


                                                                                                           Deficit
                                                                                                          Accumulated
                                                               Additional       Stock                     During the
                                         Common Stock           Paid-In     subscriptions    Donated      Development
                                      Shares     Par Value      Capital      receivable      Capital        Stage          Total
                                        #            $             $             $              $             $              $
                                  ------------------------------------------------------------------------------------------------

Balance - March 10, 2006 (Date of
Inception)                             --            --            --            --             --            --             --

Common stock issued for cash at
$0.001 per share                  5,000,000         5,000          --          (5,000)          --            --             --

Donated rent and services              --            --            --            --            5,250          --            5,250

Net loss for the period                --            --            --            --             --         (15,142)       (15,142)
---------------------------------------------------------------------------------------------------------------------------------

Balance - October 31, 2006        5,000,000         5,000          --          (5,000)         5,250       (15,142)        (9,892)

Stock Subscriptions received           --            --            --           5,000           --            --            5,000

Common stock issued for cash at
$0.30 per share                   1,000,000         1,000       299,000          --             --            --          300,000

Donated rent and services              --            --            --            --            9,000          --            9,000

Net loss for the year                  --            --            --            --             --        (126,924)      (126,924)
---------------------------------------------------------------------------------------------------------------------------------

Balance - October 31, 2007        6,000,000         6,000       299,000          --           14,250      (142,066)       177,184
=================================================================================================================================





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

     d)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     m)   Reclassification

          Certain items within the financial statements have been reclassified for presentation purposes.

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

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

6.   Income Tax (continued)

     The Company is subject to United States federal and state income taxes at a statutory rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                               October 31,        October 31,
                                                  2007               2006
                                                   $                  $

Income tax recovery at statutory rate           44,410              5,300

Permanent differences                           (3,150)            (1,830)

Valuation allowance change                     (41,260)            (3,470)
-------------------------------------------- -------------  -----------------

Provision for income taxes                         --                 --
-------------------------------------------- -------------  -----------------

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

                                              October 31,          October 31,
                                                 2007                 2006
                                                   $                    $

Net operating loss carryforward                 44,730                3,470

Valuation allowance                            (44,730)              (3,470)
-------------------------------------------  -------------   ----------------

Net deferred income tax asset                      --                   --
-------------------------------------------  -------------   ----------------

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

February 14, 2008                          ASPEN RACING STABLES, INC.



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

February 14, 2008

                                           /s/ Trixy Sasyniuk-Walt
                                           -----------------------
                                           Trixy Sasyniuk-Walt, Secretary
                                           Treasurer and Director (Principal),
                                           Financial and Accounting Officer)

February 14, 2008

                                           /s/ Dwight McLellan
                                           -------------------
                                           Dwight McLellan, President
                                           Chief Executive Officer and Director