Form 10QSB
period 2008-01-31
Aspen Racing Stables. Inc.
filed 2008-03-13
CIK 1393526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2008

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

                 243 Cranfield Green SE, Calgary Alberta T3M 1C4
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 11, 2008: 6,000,000 shares of common stock.


PART I - FINANCIAL STATEMENTS

Aspen Racing Stables Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)


                                                                 January 31,  October 31,
                                                                    2008        2007
                                                                      $           $
                                                                 (Unaudited)
                                                                  --------    --------

ASSETS

Current Assets

   Cash                                                            181,490     189,361

 Prepaid expenses                                                     --           139
                                                                  --------    --------

Total Assets                                                       181,490     189,500




LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                    16,430       8,632

Due to related party (Note 3(b))                                     3,684       3,684
                                                                  --------    --------

Total Liabilities                                                   20,114      12,316
                                                                  --------    --------


Commitments and Contingencies (Note 1)

Stockholders' Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
None issued and outstanding                                           --          --

Common Stock, 100,000,000 shares authorized, $0.001 par value
6,000,000 shares issued and outstanding                              6,000       6,000

Additional Paid-in Capital                                         299,000     299,000

Donated Capital (Note 3(a))                                         16,500      14,250

Deficit Accumulated During the Development Stage                  (160,124)   (142,066)
                                                                  --------    --------

Total Stockholders' Equity                                         161,376     177,184
                                                                  --------    --------

Total Liabilities and Stockholders' Equity                         181,490     189,500
                                                                  ========    ========



Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)


                                        Accumulated from
                                         March 10, 2006      Three Months        Three Months
                                      (Date of Inception)        Ended               Ended
                                         to January 31,       January 31,         January 31,
                                              2008               2008                2007
                                               $                   $                   $
                                         ----------           ----------           ----------

Revenue                                     100,000                 --                   --

Cost of sales                               100,929                 --                   --
                                         ----------           ----------           ----------

Gross Profit                                   (929)                --                   --
                                         ----------           ----------           ----------


Expenses

Donated rent (Note 3(a))                      5,500                  750                  750
Donated services (Note 3(a))                 11,000                1,500                1,500
General and administrative                    5,314                   27                  139
Professional fees                            58,703               15,781                 --
Stable fees                                   2,450                 --                  5,000
Write down on investments in horses          76,228                 --                   --
                                         ----------           ----------           ----------

Total Expenses                              159,195               18,058                7,389
                                         ----------           ----------           ----------

Net Loss For the Period                    (160,124)             (18,058)              (7,389)
                                         ==========           ==========           ==========


Net Loss Per Share - Basic and Diluted                              --                   --
                                         ==========           ==========           ==========


Weighted Average Shares Outstanding                            6,000,000            5,000,000
                                         ==========           ==========           ==========


Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)


                                                           Accumulated From
                                                           March 10, 2006        Three Months       Three Months
                                                          (Date of Inception)        Ended             Ended
                                                            to January 31,        January 31,        January 31,
                                                                 2008                2008               2007
                                                                  $                   $                  $
                                                               --------           --------           --------

Operating Activities

 Net loss for the period                                       (160,124)           (18,058)            (7,389)

   Adjustments to reconcile net loss to net cash used in operating activities:

    Donated rent                                                  5,500                750                750
      Donated services                                           11,000              1,500              1,500
      Write-off of investment in horses                          76,228               --                 --

Changes in operating assets and liabilities:

    Prepaid expenses                                               --                  139               --
    Accounts Payable                                             16,430              7,798            (16,942)
                                                               --------           --------           --------


Net Cash Flows Used In Operating Activities                     (50,966)            (7,871)           (22,081)
                                                               ========           ========           ========

Investing Activities

      Expenditures on investment in horses                     (176,228)              --              (26,440)
      Proceeds from the sale of horses                          100,000               --                 --
                                                               --------           --------           --------

Net Cash Flows Used in Investing Activities                     (76,228)              --              (26,440)
                                                               --------           --------           --------

Financing Activities

Advances from a related party                                   197,103               --               50,159
Repayment to a related party                                   (193,419)              --                 --
Proceeds from issuance of common stock                          300,000               --                5,000
Proceeds from stock subscriptions                                 5,000               --                 --
                                                               --------           --------           --------

Net Cash Flows Provided By Financing Activities                 308,684               --               55,159
                                                               ========           ========           ========

Increase (Decrease) in Cash                                     181,490             (7,871)             6,638

Cash - Beginning of Period                                         --              189,361                 47
                                                               --------           --------           --------

Cash - End of Period                                            181,490            181,490              6,685
                                                               ========           ========           ========

Supplemental Disclosures
Interest paid                                                      --                 --                 --
Income taxes paid                                                  --                 --                 --
                                                               ========           ========           ========


Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)


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

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2008, the Company has accumulated losses of $160,124 since inception and a working capital of $161,376. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On March 16, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 12, 2007, to issue 1,000,000 shares of common stock at $0.30 per share for gross proceeds of $300,000. Refer to Note 5(b).

     In August 2007, the Company issued 1,000,000 shares of common stock, pursuant to the SB-2, for cash proceeds of $300,000. The proceeds were used to repay the initial cash financing of the Company's operations and outstanding amounts owing to creditors. The remaining proceeds will be used to purchase additional horses.

2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation

          These financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is October 31.

     b)   Interim Financial Statements

          The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended October 31, 2007, included in the Company's Form 10KSB filed on February 15, 2008 with the SEC.

          The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at January 31, 2008, and the results of its operations and cash flows for the three months ended January 31, 2008 and 2007. The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)


2. Summary of Significant Accounting Policies (Continued) c) Use of Estimates

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

     d)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at January 31, 2008, and 2007 there are no dilutive potential common shares.

     e)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     f)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     g)   Investment in Horses

          The value of the horses include all direct acquisition costs incurred and are recorded at the lower of cost or market until they are available for sale. As the Company purchases the horses as foals with the intention of breeding, training, and selling the horses as yearlings (one-year olds), all costs associated with the acquisition, breeding, and training of the horses are capitalized. During the year ended October 31, 2007, the Company recognized a writedown of the carrying costs of $76,228 as a charge to operations, and sold the investment in horses for proceeds of $100,000.

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

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued) i) Income Taxes

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

     l)   Recently Issued Accounting Pronouncements

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

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)


3.   Related Party Transactions

     a) During the period ended January 31, 2008, the Company recognized a total of $750 (2007 - $750) of donated rent at $250 per month and $1,500 (2007 - $1,500) of donated management services at $500 per month provided by the President of the Company.

     b) At January 31, 2008, the Company owes $3,684 (October 31, 2007 - $3,684) for shareholder advances. These advances are unsecured, non-interest bearing, and are due on demand.

PART II

Item 2. Management's Discussion and Analysis and Plan of Operations

General

     The Company's principal business in the purchase, breeding, training and resale of thoroughbred race horses. In 2006 we purchased seven horses with the intention of reselling them as two year olds. As of January 31, 2008 we have generated $100,000 in revenues from the sale of our horses.

Three Months Ended January 31, 2008 Compared to 2007.

     Revenues. We have generated zero revenues for the three months ended January 31, 2008, versus zero revenues for the same period in 2007.

     Expenses. During the three-months ended January 31, 2008, we incurred $18,058 of expenses, consisting mainly of $15,781 of professional (legal and accounting) fees. For the comparable period in 2007, our total expenses were $7,389 consisting mainly of $5,000 for boarding fees.

     Net Loss. For the three months ended January 31, 2008 our net loss was $18,058 compared to $7,389 for the comparable period in 2007.

Proceeds From Initial Public Offering

     The initial public offering of the Company's Common Stock closed on August 24, 2007, and has resulted in the sale of 1,000,000 shares at $0.30 per shares, for gross proceeds of $300,000. The proceeds were used to repay the initial cash financing of the Company's operations and outstanding amounts owing to creditors. The remaining proceeds will be used to purchase additional horses.

     We will incur continued reporting costs to the SEC, and proceeds from the offering will be used as required to pay for the legal and accounting costs related to the filings.

Liquidity

     As of January 2008, our cash balance was $181,490 and we had a working capital of $160,124. We did not generate any revenues for the three months ended January 31, 2008. All of our cash needs have been met from the sale of our equity securities.

     With the completion of our initial public offering, we believe that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, we will have sufficient financial resources to meet our obligations for at least the next twelve months and beyond. Assuming that we do not increase our current capacity to provide services, our primary cash requirements would be those associated with maintaining our horses and maintaining our status as a reporting entity. We believe that on an annual basis those costs would not exceed $100,000. Based on this belief, we believe we will have adequate financial resources to meet our financial obligations as we currently conduct business for at least 12 months.



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

     Date: March 13, 2008

                                                  ASPEN RACING STABLES, INC.



                                                  By: /s/ Trixy Sasnyiuk-Walt
                                                      --------------------------
                                                      President