Form 10-Q
period 2008-04-30
Aspen Racing Stables. Inc.
filed 2008-06-04
CIK 1393526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2008

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


            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filed [ ]        Accelerated filer [ ]
Non-accelerated filer [ ]          Smaller reporting company [X]


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act) Yes [ ] No [X ]

As of June 3, 2008, registrant had outstanding 6,000,000 shares of common stock.


Item 1 - FINANCIAL STATEMENTS


Aspen Racing Stables Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)


                                                                  April 30,     October 31,
                                                                    2008           2007
                                                                      $              $
                                                                 (Unaudited)
                                                                  --------       --------

ASSETS

Current Assets

   Cash                                                             64,330        189,361
 Investment in horses (Note 3)                                     110,000           --
 Prepaid expenses                                                     --              139
                                                                  --------       --------

Total Assets                                                       174,330        189,500
                                                                  ========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                    17,735          8,632
Due to related party (Note 4(b))                                     3,684          3,684
                                                                  --------       --------

Total Liabilities                                                   21,419         12,316
                                                                  --------       --------


Commitments and Contingencies (Note 1)

Stockholders' Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
None issued and outstanding                                           --             --
Common Stock, 100,000,000 shares authorized, $0.001 par value
6,000,000 shares issued and outstanding                              6,000          6,000
Additional Paid-in Capital                                         299,000        299,000
Donated Capital (Note 4(a))                                         18,750         14,250
Deficit Accumulated During the Development Stage                  (170,839)      (142,066)
                                                                  --------       --------

Total Stockholders' Equity                                         152,911        177,184
                                                                  --------       --------

Total Liabilities and Stockholders' Equity                         174,330        189,500
                                                                  ========       ========



  (The Accompanying Notes are an Integral Part of These Financial Statements)



Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)


                                      Accumulated from
                                       March 10, 2006    Three Months    Three Months      Six Months       Six Months
                                    (Date of Inception)     Ended            Ended            Ended            Ended
                                        to April 30,      April 30,        April 30,        April 30,        April 30,
                                            2008             2008            2007             2008             2007
                                             $                $                $                $                $
                                        ----------       ----------       ----------       ----------       ----------




Revenue                                     100,000             --               --               --               --

Cost of sales                               100,929             --               --               --               --
                                         ----------       ----------       ----------       ----------       ----------

Gross Profit                                   (929)            --               --               --               --
                                         ----------       ----------       ----------       ----------       ----------

Expenses

Donated rent (Note 4(a))                      6,250              750              750            1,500            1,500
Donated services (Note 4(a))                 12,500            1,500            1,500            3,000            3,000
General and administrative                    5,744              430              506              457              645
Professional fees                            66,738            8,035           13,545           23,816           18,545
Stable fees                                   2,450             --               --               --               --
Write down on investments in horses          76,228             --             76,228             --             76,228
                                         ----------       ----------       ----------       ----------       ----------

Total Expenses                              169,910           10,715           92,529           28,773           99,918
                                         ----------       ----------       ----------       ----------       ----------

Net Loss For the Period                    (170,839)         (10,715)         (92,529)         (28,773)         (99,918)
                                         ==========       ==========       ==========       ==========       ==========


Net Loss Per Share - Basic and Diluted                          --              (0.02)            --              (0.02)
                                         ==========       ==========       ==========       ==========       ==========


Weighted Average Shares Outstanding                        6,000,000        5,000,000        6,000,000        5,000,000
                                         ==========       ==========       ==========       ==========       ==========


   (The Accompanying Notes are an Integral Part of These Financial Statements)




Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)


                                                           Accumulated From
                                                           March 10, 2006      Six Months       Six Months
                                                          (Date of Inception)    Ended             Ended
                                                            to January 31,      April 30,         April 30,
                                                                2008              2008              2007
                                                                 $                 $                 $
                                                              --------          --------          --------


Operating Activities

 Net loss for the period                                      (170,839)          (28,773)          (99,918)

   Adjustments to reconcile net loss to net cash used in operating activities:

    Donated rent                                                 6,250             1,500             1,500
      Donated services                                          12,500             3,000             3,000
      Write-off of investment in horses                         76,228              --              76,228

Changes in operating assets and liabilities:

    Prepaid expenses                                              --                 139            (2,500)
    Accounts Payable                                            17,735             9,103           (15,679)
                                                              --------          --------          --------

Net Cash Flows Used In Operating Activities                    (58,126)          (15,031)          (37,369)
                                                              --------          --------          --------

Investing Activities

      Expenditures on investment in horses                    (286,228)         (110,000)          (46,568)
      Proceeds from the sale of horses                         100,000              --                --
                                                              --------          --------          --------

Net Cash Flows Used in Investing Activities                   (186,228)         (110,000)          (46,568)
                                                              ========          ========          ========

Financing Activities

Advances from a related party                                  197,103              --              88,104
Repayment to a related party                                  (193,419)             --                --
Proceeds from issuance of common stock                         300,000              --               5,000
Proceeds from stock subscriptions                                5,000              --                --
                                                              --------          --------          --------

Net Cash Flows Provided By Financing Activities                308,684              --              93,104
                                                              ========          ========          ========

Increase (Decrease) in Cash                                     64,330          (125,031)            9,167
Cash - Beginning of Period                                        --             189,361                47
                                                              --------          --------          --------

Cash - End of Period                                            64,330            64,330             9,214
                                                              ========          ========          ========
Supplemental Disclosures
Interest paid                                                     --                --                --
Income taxes paid                                                 --                --                --
                                                              ========          ========          ========



  (The Accompanying Notes are an Integral Part of These Financial Statements)

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)


1.   Development Stage Company

     Aspen Racing Stables Inc. (the "Company") was incorporated in the State of Nevada on March 10, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the purchase, breeding, training, and resale of horses. During the year ended October 31, 2006, the Company purchased seven foals and commenced breeding and training of the foals with the intention of reselling the horses as yearlings. On May 25, 2007, the Company sold the horses. During the six month period ended April 30, 2008, the Company purchased one foal and commenced breeding and training of the foal with the intention of reselling the horse as a yearling.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2008, the Company has accumulated losses of $170,839 since inception and a working capital of $152,911. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On March 16, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 12, 2007, to issue 1,000,000 shares of common stock at $0.30 per share for gross proceeds of $300,000.

     In August 2007, the Company issued 1,000,000 shares of common stock, pursuant to the SB-2, for cash proceeds of $300,000. The proceeds were used to repay the initial cash financing of the Company's operations and outstanding amounts owing to creditors. The remaining proceeds will be used to purchase additional horses and for working capital purposes.

2.   Summary of Significant Accounting Policies

    a)   Basis of Presentation

         These financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is October 31.

    b)   Interim Financial Statements

         The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended October 31, 2007, included in the Company's Form 10KSB filed on February 15, 2008 with the SEC.

         The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at April 30, 2008, and the results of its operations and cash flows for the six months ended April 30, 2008 and 2007. The results of operations for the six months ended April 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

    d)   Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at April 30, 2008, and 2007 there are no dilutive potential common shares.

    e)   Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

    f)   Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

    g)   Investment in Horses

         The value of the horses include all direct acquisition costs incurred and are recorded at the lower of cost or market until they are available for sale. As the Company purchases the horses as foals with the intention of breeding, training, and selling the horses as yearlings (one-year olds), all costs associated with the acquisition, breeding, and training of the horses are capitalized. During the six month period ended April 30, 2008, the Company purchased one foal for $110,000.

    h)   Financial Instruments

         Financial instruments, which include cash, accounts payable, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

    k)   Revenue Recognition

         The Company recognizes revenue from the sale of its' horses in accordance with Securities and Exchange Commission Staff Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the horses are available for immediate delivery, and collectability is assured. On May 25, 2007, the Company disposed of its entire purchased horse inventory for total revenue of $100,000.

    l)   Recently Issued Accounting Pronouncements

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    l)   Recently Issued Accounting Pronouncements (continued)

         December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    m)   Reclassification

         Certain items within the financial statements have been reclassified for presentation purposes.

3.   Investment in Horses

     During the six month period ended April 30, 2008, the Company incurred $110,000 (2007 - $nil) of direct acquisition and $nil (2007 - $7,620) of indirect development costs related to breeding and training of one horse.

4.   Related Party Transactions

     a) During the six month period ended April 30, 2008, the Company recognized a total of $1,500 (2007 - $1,500) of donated rent at $250 per month and $3,000 (2007 - $3,000) of donated management services at $500 per month provided by the President of the Company.

     b)  As April 30, 2008, the Company owes $3,684  (October 31, 2007 - $3,684)
         for shareholder advances. These advances are unsecured, non-interest bearing, and are due on demand.

5.   Commitment

     The Company entered into a Management Agreement dated March 7, 2008 with Thoroughbreds Inc. (the "Manager") for a term of eighteen months, to provide certain services related to the purchase, training and managing race horses to be acquired. The Manager will pay all expenses incurred in conjunction with the horse racing operations, and will receive 50% of all net revenues from the horse racing operations.

Item 2. Management's Discussion and Analysis and Plan of Operations


This Item 2 and the April 30, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited financial statements and elsewhere in the Company's annual audited financial statements for the period ended October 31, 2007 included in our Annual Report for the year ended October 31, 2007.

Further, in connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.

The following should be read in conjunction with our annual audited financial statements included in our Annual Report for the year ended October 31, 2007.

General

     The Company's principal business in the purchase, breeding, training and resale of thoroughbred race horses. In 2006 we purchased seven horses with the intention of reselling them as two year olds. As of April 30, 2008 we have generated $100,000 in revenues from the sale of our horses.

Three Months Ended April 30, 2008 Compared to 2007.

     Revenues. We have generated zero revenues for the three months ended April 30, 2008, versus zero revenues for the same period in 2007.

     Expenses. During the three-months ended April 30, 2008, we incurred $10,715 of expenses, consisting mainly of $8,035 of professional (legal and accounting) fees. For the comparable period in 2007, our total expenses were $92,529 consisting mainly of $76,228 for write down on investment in horses and $13,545 of professional (legal and accounting) fees.

     Net Loss. For the three months ended April 30, 2008 our net loss was $10,715 compared to $92,529 for the comparable period in 2007.

Six Months ended April 30, 2008 compared to 2007.

Revenues. We have generated zero revenues for the six months ended April 30, 2008, versus zero revenues for the same period in 2007.

     Expenses. During the six months ended April 30, 2008, we incurred $28,773 of expenses, consisting mainly of $23,816 of professional (legal and accounting) fees. For the comparable period in 2007, our total expenses were $99,918 consisting mainly of $76,228 for write down on investment in horses and $18,545 of professional (legal and accounting) fees.

     Net Loss. For the six months ended April 30, 2008 our net loss was $28,773 compared to $99,918 for the comparable period in 2007.

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

     We will incur continued reporting costs to the SEC, and proceeds from the offering will be used as required to pay for the legal and accounting costs related to the filings. These are estimated to be $18,000 for our current fiscal year and will be paid for from cash on hand.

Liquidity

     As of April 30 2008, our cash balance was $64,330. We did not generate any revenues for the three months ended April 30, 2008. All of our cash needs have been met from cash on hand.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We do not use derivative financial instruments. Our financial instruments consis of cash and cash equivalents, accounts receivable and accounts payable. Investme in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents. The Company' functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.


Item 4T. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

Ms. Trixy Sasnyiuk-Walt , Aspen Racing Stables, Inc. President and Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation of its disclosure controls and procedures, Aspen Racing Stables' President and chief executive officer has concluded that, as of April 30, 2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

Aspen Racing Stables, Inc. maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     (b)  Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     (c)  Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.



                          PART II -- OTHER INFORMATION



Item 1. Legal Proceedings

          None.



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None.



Item 3. Defaults Upon Senior Securities

         None.



Item 4. Submission of Matters to a Vote of Security Holders

         None.



Item 5. Other Information

         None.



Item 6. Exhibits.

         10.1       Agreement dated March 7, 2008 with Thoroughbred

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

     Date: June 4, 2008

                                                  ASPEN RACING STABLES, INC.



                                                  By: /s/ Trixy Sasnyiuk-Walt
                                                      --------------------------
                                                      President