Form 10-Q/A
period 2008-04-30
Aspen Racing Stables. Inc.
filed 2008-06-12
CIK 1393526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

3.   Investment in Horses

     During the six month period ended April 30, 2008, the Company incurred $110,000 (2007 - $nil) of direct acquisition costs of one horse.

4.   Related Party Transactions

     a) During the six month period ended April 30, 2008, the Company recognized a total of $1,500 (2007 - $1,500) of donated rent at $250 per month and $3,000 (2007 - $3,000) of donated management services at $500 per month provided by the President of the Company.

     b)  As at April 30,  2008,  the  Company  owes $3,684  (October  31, 2007 -
         $3,684)  for  shareholder  advances.   These  advances  are  unsecured,
         non-interest bearing, and are due on demand.

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

     Date: June 12, 2008

                                                  ASPEN RACING STABLES, INC.



                                                  By: /s/ Trixy Sasnyiuk-Walt
                                                      --------------------------
                                                      President