Form 10-Q
period 2008-07-31
Aspen Racing Stables. Inc.
filed 2008-09-12
CIK 1393526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 2008

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

As of Sept. 9, 2008, registrant had outstanding 1,750,000 shares of common stock

Item 1 - FINANCIAL STATEMENTS



Aspen Racing Stables Inc.
(A Development Stage Company)

July 31, 2008

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

Statements of Operations.....................................................F-2

Statements of Cash Flows.....................................................F-3

Notes to the Financial Statements............................................F-4


Aspen Racing Stables Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)


                                                                   July 31,      October 31,
                                                                     2008           2007
                                                                       $              $
                                                                  (Unaudited)

ASSETS

Current Assets

  Cash                                                               45,493        189,361

  Investment in horses (Note 3)                                     110,000           --

  Prepaid expenses                                                    --              139
----------------------------------------------------------------------------------------------

Total Assets                                                       155,493        189,500
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities                             8,654          8,632

Due to related party (Note 4(b))                                     3,684          3,684
----------------------------------------------------------------------------------------------
Total Liabilities                                                   12,338         12,316
----------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 1)

Stockholders' Equity

Preferred Stock, 10,000,000 shares authorized, $0.001 par value
None issued and outstanding                                           --             --

Common Stock, 100,000,000 shares authorized, $0.001 par value
1,750,000 shares issued and outstanding (Note 6)                     1,750          1,750

Additional Paid-in Capital                                         303,250        303,250

Donated Capital (Note 4(a))                                         21,000         14,250

Deficit Accumulated During the Development Stage                  (182,845)      (142,066)
----------------------------------------------------------------------------------------------

Total Stockholders' Equity                                         143,155        177,184
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                         155,493        189,500
==============================================================================================






  (The Accompanying Notes are an Integral Part of These Financial Statements)
                                       F-1




Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)


                                           Accumulated from
                                            March 10, 2006       Three Months       Three Months        Nine Months     Nine Months
                                         (Date of Inception)        Ended               Ended              Ended           Ended
                                             to July 31,           July 31,           July 31,           July 31,        July 31,
                                                 2008                2008               2007               2008            2007
                                                  $                   $                   $                  $               $



Revenue                                        100,000                --               100,000                --         100,000

Cost of sales                                  100,929                --              (100,929)               --        (100,929)
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                      (929)               --                  (929)               --            (929)
------------------------------------------------------------------------------------------------------------------------------------

Expenses

Donated rent (Note 4(a))                         7,000                 750                 750               2,250         2,250
Donated services (Note 4(a))                    14,000               1,500               1,500               4,500         4,500
General and administrative                       6,349                 605               3,734               1,062         4,379
Professional fees                               75,889               9,151              12,914              32,967        31,459
Stable fees                                      2,450                --                  --                  --            --
Write down on investments in horses             76,228                --                  --                  --          76,228
------------------------------------------------------------------------------------------------------------------------------------
Total Expenses                                 181,916              12,006              18,898              40,779       118,816
------------------------------------------------------------------------------------------------------------------------------------
Net Loss For the Period                       (182,845)            (12,006)            (19,827)            (40,779)     (119,745)
====================================================================================================================================

Net Loss Per Share - Basic and Diluted                               (0.01)              (0.01)              (0.02)        (0.08)
====================================================================================================================================

Weighted Average Shares Outstanding                              1,750,000           1,458,333           1,750,000     1,458,333
====================================================================================================================================



(The Accompanying Notes are an Integral Part of These Financial Statements)




Aspen Racing Stables Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)


                                                    Accumulated From
                                                    March 10, 2006       Nine Months     Nine Months
                                                   (Date of Inception)      Ended           Ended
                                                       to July 31,         July 31,       July 31,
                                                          2008               2008           2007
                                                            $                 $               $



Operating Activities

 Net loss for the period                                (182,845)         (40,779)        (119,745)

   Adjustments to reconcile net loss to net cash used in operating activities:

     Cost of sales                                          --               --            100,929
     Donated rent                                          7,000            2,250            2,250
     Donated services                                     14,000            4,500            4,500
     Write-off of investment in horses                    76,228             --             76,228

Changes in operating assets and liabilities:

    Prepaid expenses                                        --                139             (139)
    Accounts payable                                       8,654               22          (11,365)
-------------------------------------------------------------------------------------------------------
Net Cash Flows Used In Operating Activities              (76,963)         (33,868)         (52,658)
=======================================================================================================
Investing Activities

      Expenditures on investment in horses              (286,228)        (110,000)         (58,549)
      Proceeds from the sale of horses                   100,000             --               --
-------------------------------------------------------------------------------------------------------
Net Cash Flows Used in Investing Activities             (186,228)        (110,000)         (58,549)
-------------------------------------------------------------------------------------------------------
Financing Activities

Advances from a related party                            197,103             --             96,903
Repayment to a related party                            (193,419)            --               --
Proceeds from issuance of common stock                   300,000             --              5,000
Proceeds from stock subscriptions                          5,000             --               --
-------------------------------------------------------------------------------------------------------
Net Cash Flows Provided By Financing Activities          308,684             --            101,903
=======================================================================================================
Increase (Decrease) in Cash                               45,493         (143,868)          96,012

Cash - Beginning of Period                                  --            189,361               47
-------------------------------------------------------------------------------------------------------
Cash - End of Period                                      45,493           45,493           96,059
=======================================================================================================
Supplemental Disclosures
Interest paid                                               --               --               --
Income taxes paid                                           --               --               --
=======================================================================================================


  (The Accompanying Notes are an Integral Part of These Financial Statements)

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)


1.   Development Stage Company

     Aspen Racing Stables Inc. (the "Company") was incorporated in the State of Nevada on March 10, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the purchase, breeding, training, and resale of horses. During the year ended October 31, 2006, the Company purchased seven foals and commenced breeding and training of the foals with the intention of reselling the horses as yearlings. On May 25, 2007, the Company sold the horses. During the nine month period ended July 31, 2008, the Company purchased one foal and commenced breeding and training of the foal with the intention of reselling the horse as a yearling.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2008, the Company has accumulated losses of $182,845 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On March 16, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on June 12, 2007, to issue 291,667 post reverse-split shares of common stock at $1.03 per share for gross proceeds of $300,000.

     In August 2007, the Company issued 291,667 post reverse-split shares of common stock, pursuant to the SB-2, for cash proceeds of $300,000. The proceeds were used to repay the initial cash financing of the Company's operations and outstanding amounts owing to creditors. The remaining proceeds will be used to purchase additional horses and for working capital purposes.


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

         The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at July 31, 2008, and the results of its operations and cash flows for the nine months ended July 31, 2008 and 2007. The results of operations for the nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d) Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2008, and 2007 there are no dilutive potential common shares.

e)       Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)       Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g) Investment in Horses

         The value of the horses include all direct acquisition costs incurred and are recorded at the lower of cost or market until they are available for sale. As the Company purchases the horses as foals with the intention of breeding, training, and selling the horses as yearlings (one-year olds), all costs associated with the acquisition, breeding, and training of the horses are capitalized. During the nine month period ended July 31, 2008, the Company purchased one foal for $110,000.

h)       Financial Instruments

         Financial instruments, which include cash, accounts payable and accrued liabilities, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

         The Company recognizes revenue from the sale of it's' horses in accordance with Securities and Exchange Commission Staff Bulletin No. 104, "Revenue Recognition in Financial Statements". Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the horses are available for immediate delivery, and collectability is assured. On May 25, 2007, the Company disposed of its entire purchased horse inventory for total revenue of $100,000.

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

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued) l) Recently Issued Accounting Pronouncements (continued)

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


3.   Investment in Horses

     During the nine month period ended July 31, 2008, the Company incurred $110,000 (2007 - $nil) of direct acquisition and $nil (2007 - $58,549) of indirect development costs related to breeding and training of one horse.


4.   Related Party Transactions

     a) During the nine month period ended July 31, 2008, the Company recognized a total of $2,250 (2007 - $2,250) of donated rent at $250 per month and $4,500 (2007 - $4,500) of donated management services at $500 per month provided by the President of the Company.

     b) As at July 31, 2008, the Company owes $3,684 (October 31, 2007 - $3,684) for shareholder advances. These advances are unsecured, non-interest bearing, and are due on demand.


5.   Commitment

     The Company entered into a Management Agreement dated March 7, 2008, with a manager who will provide certain services related to the purchase, training and managing race horses to be acquired for a term of eighteen months. The Manager will pay all expenses incurred in conjunction with the horse racing operations, and will receive 50% of all net revenues from the horse racing operations.

Aspen Racing Stables Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

6.   Subsequent Events

     a)   On August 15, 2008, the Company sold its horse for $110,000.

     b) On August 21, 2008, the Company entered into a Stock Purchase Agreement with KUN RUN Biotechnology LTD. ("KUN RUN"), a Hong Kong corporation and its principal shareholder, pursuant to which the Company will acquire all of the outstanding capital stock of KUN RUN. The terms of the agreement include the Company effecting a reverse stock-split in which one new share will be issued for each 3.42857 shares outstanding. In consideration for the transfer to the Company of 100% of the issued and outstanding shares of KUN RUN, the Company will issue 24,250,000 post reverse split shares of common stock, of which 1,000,000 post reverse split shares will be placed into escrow pending the results of KUN RUN for the year ending December 31, 2008. KUN RUN is the 99.12% parent corporation of Hainan Zhonghe Pharmaceuticals Co., Ltd., which produces pharmaceutical products in Hainan, People's Republic of China. Closing will occur upon satisfaction of the conditions set forth in the Agreement.

     c) On September 8, 2008, the Company effected a reverse stock-split of the issued and outstanding common stock in which one new share was issued for each 3.42857 shares outstanding. As a result, the issued and outstanding share capital decreased from 6,000,000 shares of common stock to 1,750,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Item 2. Management's Discussion and Analysis and Plan of Operations


This Item 2 and the July 31, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

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

General

     The Company's principal business is the purchase, breeding, training and resale of thoroughbred race horses. As of July 31, 2008 we have generated $100,000 in revenues from the sale of our horses.

Three Months Ended July 31, 2008 Compared to 2007.

     Revenues. We have generated zero revenues for the three months ended July 31, 2008, versus $100,000 in revenues for the same period in 2007.

     Expenses. During the three-months ended July 31, 2008, we incurred $12,006 of expenses, consisting mainly of $9,151 for professional (legal and accounting) fees. For the comparable period in 2007, our total expenses were $18,898 consisting mainly of $12,914 for professional (legal and accounting) fees.

     Net Loss. For the three months ended July 31, 2008 our net loss was $12,006 or ($0.01) per share compared to $19,827 or ($0.01) per share for the comparable period in 2007.

Nine Months ended July 31, 2008 compared to 2007.

Revenues. We have generated zero revenues for the nine months ended July 31, 2008, versus $100,000 in revenues for the same period in 2007.

     Expenses. During the nine months ended July 31, 2008, we incurred $40,779 of expenses, consisting mainly of $32,967 of professional (legal and accounting) fees. For the comparable period in 2007, our total expenses were $118,816 consisting mainly of $76,228 for write down on investment in horses and $31,459 of professional (legal and accounting) fees.

     Net Loss. For the nine months ended July 31, 2008 our net loss was $40,779 or ($0.02) per share compared to $119,745 or ($0.08) per share for the comparable period in 2007.

Subsequent Events


     a)   On August 15, 2008, the Company sold its horse for $110,000.

     b) On August 21, 2008, the Company entered into a Stock Purchase Agreement with KUN RUN Biotechnology LTD. ("KUN RUN"), a Hong Kong corporation and its principal shareholder, pursuant to which the Company will acquire all of the outstanding capital stock of KUN RUN. The terms of the agreement include the Company effecting a reverse stock-split in which one new share will be issued for each 3.42857 shares outstanding. In consideration for the transfer to the Company of 100% of the issued and outstanding shares of KUN RUN, the Company will issue 24,250,000 post reverse split shares of common stock, of which 1,000,000 post reverse split shares will be placed into escrow pending the results of KUN RUN for the year ending December 31, 2008. KUN RUN is the 99.12% parent corporation of Hainan Zhonghe Pharmaceuticals Co., Ltd., which produces pharmaceutical products in Hainan, People's Republic of China. Closing will occur upon satisfaction of the conditions set forth in the Agreement.

     c) On September 8, 2008, the Company effected a reverse stock-split of the issued and outstanding common stock in which one new share was issued for each 3.42857 shares outstanding. As a result, the issued and outstanding share capital decreased from 6,000,000 shares of common stock to 1,750,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

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

Liquidity

     As of July 31 2008, our cash balance was $45,493. We did not generate any revenues for the three months ended July 31, 2008. All of our cash needs have been met from cash on hand. On August 15, 2008, the Company sold it horse for $110,000.

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

Item 4T. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

Ms. Trixy Sasnyiuk-Walt , Aspen Racing Stables, Inc. President and Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon his evaluation of its disclosure controls and procedures, Aspen Racing Stables' President and chief executive officer has concluded that, as of July 31, 2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

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

     (b)  Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

     Date: Sept. 12, 2008

                                                  ASPEN RACING STABLES, INC.



                                                  By: /s/ Trixy Sasnyiuk-Walt
                                                      --------------------------
                                                      President