Form 10-Q
period 2008-09-30
Aspen Racing Stables. Inc.
filed 2008-11-14
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-141384

Kun Run Biotechnology, Inc.
(Name of small business issuer in its charter)

Nevada	98-0517550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Free Trade Zone 168 Nanhai Avenue, Haikou City Hainan Province People’s Republic of China	570216
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-898-6680-2207

Aspen Racing Stables, Inc.
(Former name and former address, if applicable)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes    ☐      No   ☑

As of November 10, 2008, the Registrant had 25,000,000 shares of common stock outstanding.

Kun Run Biotechnology, Inc.

PART I - FINANCIAL INFORMATION

Kun Run Biotechnology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2008 and 2007
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	3

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Cash Flows	6 - 7

Notes to Condensed Consolidated Financial Statements	8 - 18

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	(unaudited)		(unaudited)
	2008	2007	2008	2007

Sales revenue	$2,449,618	$2,114,406	$7,799,687	$4,974,279
Cost of sales	(693,242)	(777,683)	(2,247,912)	(2,107,300)

Gross profit	1,756,376	1,336,723	5,551,775	2,866,979

Operating expenses
Administrative expenses	257,968	252,245	742,823	703,839
Research and development costs	107,896	21,567	234,136	145,090
Selling expenses	271,460	268,913	555,540	668,392

	637,324	542,725	1,532,499	1,517,321

Income from operations	1,119,052	793,998	4,019,276	1,349,658
Interest income	374	389	1,516	2,241
Other income	63,312	19,663	165,908	38,272
Government subsidy income	104	55	9,729	7,838
Finance costs	(140,690)	(146,885)	(415,311)	(386,109)

Income before income taxes	1,042,152	667,220	3,781,118	1,011,900
Income taxes - Note 6	(168,803)	(85,731)	(300,383)	(141,737)
Minority interests	(7,825)	(5,120)	(30,783)	(7,660)

Net income	$865,524	$576,369	$3,449,952	$862,503

Other comprehensive income
Foreign currency translation adjustments	27,413	191,057	774,211	529,178

Total comprehensive income	$892,937	$767,426	$4,224,163	$1,391,681

Earnings per share : Basic and diluted	$0.04	$0.02	$0.14	$0.04

Weighted average number of shares
outstanding :-
Basic and diluted	24,372,284	24,250,000	24,291,058	24,250,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$307,693	$670,919
Trade receivables (net of allowance of doubtful accounts of $994,380 in 2008 and $741,880 in 2007)	4,811,812	3,529,366
Income tax recoverable	-	196,065
Advances to staff	39,488	383,041
Other receivables, prepayments and deposits - Note 7	935,898	1,035,659
Inventories - Note 8	652,711	527,308
Amounts due from related parties - Note 9	2,617,096	-
Deferred taxes	61,057	-

Total current assets	9,425,755	6,342,358

Intangible assets	3,539	5,379
Property, plant and equipment, net - Note 10	10,465,100	8,851,242
Land use rights - Note 11	3,782,532	3,593,265
Deposit for acquisition of property, plant and equipment	414,257	943,022
Deferred taxes	-	34,424

TOTAL ASSETS	$24,091,183	$19,769,690

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$901,526	$572,893
Other payables and accrued expenses	1,612,573	1,257,918
Dividend payable	8,123	138,659
Income tax payable	129,312	-
Amounts due to related parties - Note 9	50,522	149,820
Deferred taxes	-	7,204
Secured short-term borrowings - Note 13	5,852,000	1,371,000

Total current liabilities	8,554,056	3,497,494

Secured long-term bank borrowings - Note 13	658,350	5,792,475

TOTAL LIABILITIES	9,212,406	9,289,969

COMMITMENTS AND CONTINGENCIES - Note 14

MINORITY INTERESTS	134,778	103,365

STOCKHOLDERS’ EQUITY
Common stock : par value $0.001 per share; authorized
100,000,000 shares, issued and outstanding 25,000,000
shares in 2008 and 24,250,000 shares in 2007 - Note 15	25,000	24,250
Additional paid-in capital	7,683,804	7,541,074
Statutory and other reserves	1,725,313	1,725,313
Accumulated other comprehensive income	1,516,603	742,392
Retained earnings	3,793,279	343,327

TOTAL STOCKHOLDERS’ EQUITY	14,743,999	10,376,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,091,183	$19,769,690

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$3,449,953	$862,503
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	498,686	370,473
Amortization of intangible assets and land use rights	52,976	1,965
Deferred taxes	(31,370)	(45,089)
Written off of property, plant and equipment	5,564	-
Provision for doubtful debts	198,657	262,283
Minority interest	30,783	7,660
Changes in operating assets and liabilities :-
Trade receivables	(1,223,326)	(1,197,265)
Other receivables, prepayments and deposits	165,869	(53,319)
Advances to staff	361,861	(49,997)
Inventories	(88,215)	621,104
Trade payables	284,377	(57,994)
Other payables and accrued expenses	239,722	10,175
Income tax payable	-	105,330
Income tax recoverable	331,753	-

Net cash flows provided by operating activities	4,277,290	837,829

Cash flows from investing activities
Payments to acquire and deposit for acquisition of
property, plant and equipment	(923,536)	(941,971)
Cash acquired from RTO	164,437	-

Net cash flows used in investing activities	$(759,099)	$(941,971)

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

	Nine months ended September 30
	(Unaudited)
	2008	2007
Cash flows from financing activities
Amounts due to related parties	$(2,799,227)	$(5,285,063)
Amount due to a director	(4,587)	(12,504)
New bank loans	322,583	6,532,000
Repayment of bank loans	(1,433,700)	(1,306,400)

Net cash flows used in financing activities	(3,914,931)	(71,967)

Effect of foreign currency translation on cash and cash equivalents	33,514	13,656

Net decrease in cash and cash equivalents	(363,226)	(162,453)

Cash and cash equivalents - beginning of period	670,919	428,396

Cash and cash equivalents - end of period	$307,693	$265,943

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$413,282	$385,078
Income taxes	$-	$81,496

Non-cash investing and financing activities
Dividend payable settled by offsetting amount due from the former shareholder of Hainan Zhonghe	$852,825	$-

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

1.	Change of company name

Effect from November 1, 2008, the company changed its name from Aspen Racing Stables, Inc. to Kun Run Biotechnology, Inc. (the “Company”).

2.	Corporate information

The Company was incorporated in the State of Nevada on March 10, 2006. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Before the completion of the reverse split as mention below, the issued and outstanding common shares of the Company was 6,000,000 of $0.001 each. On September 8, 2008, the Company implemented a reverse split of which the issued common shares of the Company decreased from 6,000,000 to 1,750,000 with par value remaining unchanged at $0.001 each.

On August 21, 2008, the Company entered into an agreement with the shareholders of Kun Run Biotechnology Limited (“Kun Run”) to acquire their issued and outstanding common stocks in Kun Run by issuing 24,250,000 common shares (representing the number of shares after the reverse split) at par value of $0.001 each. The acquisition was completed on September 16, 2008 and thereafter Kun Run become a wholly owned subsidiary of the Company and Kun Run Former Stockholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (“RTO”). Following the RTO, through Kun Run, the Company indirectly owned Hainan Zhonghe Pharmaceutical Co., Ltd. (“Hainan Zhonghe”).

Immediate after the completion of acquisition, 1,000,000 common shares, which are held by the shareholders of the Company before the acquisition of Kun Run, of $0.001 each was cancelled.

3.	Description of business

Following the RTO as detailed, the Company commenced to be engaged in manufacture, marketing, sale and distribution of drugs and its products could be used to treat immunity dysfunction and hyperfunction.

4.	Basis of presentation

(i)
The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

4.	Basis of presentation (Cont’d)

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and nine-months periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 22, 2008.

(ii)
The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Kun Run become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 24,250,000 shares as adjusted of the Company outstanding prior to the RTO are accounted for at $24,250 of net book value at the time of the RTO. The accompanying condensed consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the period presented.

5.	Summary of significant accounting policies

Principle of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Actual results could differ from those estimates.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Chongqin Dinghai Pharmaceutical Ltd	$215,089	$-	$823,389	$-
Beijing Xingshangyuan Pharmaceutical Ltd	183,140	630,817	726,715	1,644,730

	$398,229	$630,817	$1,550,104	$1,644,730

Recently issued accounting pronouncements

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

5.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

6.	Income taxes

United States

The Company is subject to the U.S. federal income tax at a tax rate of 34%. No provision for the U.S. federal income taxes has been made as the Company had no taxable income for the reporting period.

HK

The Company was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong tax has been made as the Company has no taxable income during the reporting period.

PRC

Hainan Zhonghe is registered and operates in Hainan Province, the PRC, and recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to a preferential corporate income tax (“CIT”) rate of 15%.

The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires. Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2008.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

7.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Deposits paid	$1,111	$50,298
Prepayments	726,857	742,150
Other receivables	207,930	243,211

	$935,898	$1,035,659

8.	Inventories

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$330,098	$250,337
Work-in-progress	170,814	40,585
Finished goods	151,799	236,386

	$652,711	$527,308

9.	Amounts due from / to related parties

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Amounts due from related parties:-
Due from the former shareholder of Hainan Zhonghe	$2,612,416	$-
Due from a director	4,680	-

	$2,617,096	$-

Amounts due to related parties:-
Due to a shareholder	$50,522	$-
Due to the former shareholder of Hainan Zhonghe	-	149,820

	$50,522	$149,820

These amounts are interest-free, unsecured and repayable on demand.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

10.	Property, plant and equipment

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Costs:
Buildings	$7,343,029	$6,881,266
Plant and machinery	4,100,172	3,626,451
Furniture, fixtures and equipment	263,814	275,402
Leasehold improvements	118,321	110,881
Motor vehicles	712,333	667,538

	12,537,669	11,561,538
Accumulated depreciation	(3,350,781)	(2,715,232)
Construction in progress	1,278,212	4,936

Net	$10,465,100	$8,851,242

As of September 30, 2008, buildings with carrying value of $3,119,830 and $395,686 acquired from the former shareholder of Hainan Zhonghe on December 31, 2007 and on October 30, 1999 respectively, have been pledged for bank and other loans granted to the Hainan Zhonghe (Note 13a(i) and b). Accordingly the legal title of the buildings cannot be transferred to the Hainan Zhonghe until the bank and other loan is fully repaid in 2009 and 2010 respectively. Pursuant to two separate trust agreements, both parties agreed that the former shareholder of Hainan Zhonghe will continue to hold the legal title of the abovementioned pledged buildings for the Hainan Zhonghe until the full settlement of related bank loans has been made by the Hainan Zhonghe.

11.	Land use rights

The carrying amount of land use rights as of September 30, 2008 represents two separate land use rights acquired from the former shareholder of Hainan Zhonghe on September 29, 2007 and December 31, 2007 respectively. The land use right with carrying value of $2,296,754 as of September 30, 2008 was pledged to the bank for the loans granted to the Hainan Zhonghe (Note 13a (ii)). The legal titles of the pledged land use rights have not been transferred to the Hainan Zhonghe after the acquisition as the related bank loans granted to the Hainan Zhonghe have not been settled until 2009. Pursuant to a trust agreement, both parties agreed that the former shareholder of Hainan Zhonghe would continue to hold the legal titles of the pledged land for the Hainan Zhonghe until the full settlement of related bank loans has been made by the Hainan Zhonghe.

The legal titles of the remaining land use rights with carrying value of $1,485,778 as of September 30, 2008 have not been transferred to the Hainan Zhonghe after the acquisition. Pursuant to a trust agreement, both parties agreed that the former shareholder of Hainan Zhonghe will continue to hold the legal titles of the land for the Hainan Zhonghe until the completion of the legal titles transfer.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

12.	Other payables and accrued expenses

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accrued audit fee	$-	$74,034
Deposits from sales agent	501,102	479,019
Other accrued expenses	273,249	125,705
Other tax payable	633,036	186,756
Payable for acquisition of property, plant
and equipment	117,090	79,560
Receipt in advance from customers	3,950	172,915
Staff welfare payable - Note	84,075	137,195
Salary payable	71	2,735

	$1,612,573	$1,257,919

Note :-

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

13.	Secured borrowings

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Short-term loan
Bank loan (Note a)
Short-term loan, interest rate at 8.28 % per annum	$5,852,000	$1,371,000

Long-term loan
Bank loan (Note a)
- due 2009, interest rate at 8.28% per annum	-	5,484,000
Other loan (Note b)
- due 2010, interest free	658,350	308,475

	658,350	5,792,475

	$6,510,350	$7,163,475

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

13.	Secured borrowings (Cont’d)

(a)	The above bank loans were secured by the following :-

(i)    Buildings with carrying value of $3,119,830 (Note 10); and

(ii)   Land use rights with carrying value of $2,296,754 (Note 11).

(b)
The other loan, which was granted to the Hainan Zhonghe by the PRC local government authority, is interest-free and secured by the Hainan Zhonghe’s buildings with carrying amount of $395,686 and the buildings owned by the related company and repayable on September 30, 2010.

During the reporting periods, there was no covenant requirement under the facilities granted to the Company.

14.	Commitments and contingencies

(a)	Capital commitment

As of September 30, 2008, the Company had capital commitments amounting to $557,467 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of September 30, 2008, the Company had no non-cancellable operating lease.

(c)	Contingencies

As of September 30, 2008, the Company had no contingencies.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

15.	Common stock and additional paid-in-capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	reverse		paid-in
	stock split	Amount	capital

Balance, December 31, 2007 and
January 1, 2008	24,250,000	$24,250	$7,541,074
Recapitalization	750,000	750	142,730

Balance, September 30, 2008	25,000,000	$25,000	$7,683,804

On August 21, 2008, the Company entered into an agreement with the shareholders of Kun Run by issuing 24,250,000 shares of common shares, par value $0.001 each to shareholders of Kun Run in exchange of 100% of the outstanding capital stock of Kun Run.

On September 16, 2008, the acquisition was completed and Kun Run became a wholly owned subsidiary of the Company and Kun Run Former stockholders became the majority stockholders of the Company.

Immediate after the completion of acquisition, 1,000,000 common shares, which are held by the shareholders of the Company before the acquisition of Kun Run, of $0.001 each was cancelled.

16.	Defined contribution plan

The Hainan Zhonghe has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the statements of operations. The Company contributed $63,709 and $43,397 for the nine months ended September 30, 2008 and 2007 respectively.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Stated in US Dollars)

17.	Segment information

The Company is solely engaged in the manufacture, marketing, sale and distribution of drugs. Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

18.	Related party transactions

Apart from the transactions as disclosed in notes 9, 10 and 11 to the financial statements, the Company has entered into the following transactions with related parties :-

Related company	Type of	Three months ended		Nine months ended
relationship	translation	September 30		September 30
		(Unaudited)		(Unaudited)
		2008	2007	2008	2007

Related company	Sales
with the same
management
personnel		$5,266	$241,685	$493,442	$756,991

Related company	Rental income
with the same	received for
management	buildings
personnel		$-	$5,089	$-	$15,050

Related company	Rental expenses
with the same	Paid for land
management	use rights and
personnel	building	$-	$5,089	$-	$15,050

19.	Subsequent events

The directors and stockholders of the Company have approved to change the Company’s name from Aspen Racing Stables, Inc. to Kun Run Biotechnology, Inc., which were effective from November 1, 2008.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

In addition to historical information, this document contains forward-looking statements regarding business prospects, financial trends and accounting policies that may affect our future operating results, financial position and cash flows. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as “will,’’ “anticipate,’’ “estimate,’’ “expect,’’ “project,’’ “intend,’’ “plan,’’ “believe,’’ “target,’’ “forecast’’ and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, they include statements relating to future actions, prospective products and services, future performance or results of current and anticipated products and services, sales efforts, capital expenditures, expenses, interest rates, the outcome of contingencies, such as legal proceedings, and financial results.

There are possible developments that could cause our actual results to differ materially from those forecast or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this document to  “Company,” “we,” “us,” or “our” are references to the combined business of Kun Run Biotechnology, Inc. and its wholly-owned subsidiaries, including Kun Run Biotechnology Ltd., a Hong Kong corporation and Hainan Zhonghe  Pharmaceutical  Co., Ltd., a corporation organized under the laws of the People’s Republic of China. References to “China” and “PRC” are references to “People’s Republic of China.” References to "RMB" are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

Overview

We are engaged, through Hainan Zhonghe Pharmaceutical Co., Ltd. (“Zhonghe”), our China based indirect subsidiary, in the development, manufacture, marketing and sale of prescription polypeptide drugs.   Our principal products are polypeptide derivatives.  Our products are sold primarily in China and through Chinese domestic pharmaceutical distributors licensed by the Chinese government.  Our manufacturing and sales facilities are located in the City of Haikou, Hainan Province.

Corporate History

Aspen Racing Stables, Inc. (“Aspen”), is a Nevada corporation formed on March 10, 2006.  Aspen has been a development stage company engaged primarily in the acquisition and sale of thorough bred  racing stock of every age from  broodmares, weanlings  and yearlings to racehorses and stallions.

Kun Run Biotechnology, Ltd., our non operating Hong Kong holding subsidiary (“Kun Run”), was incorporated on May 6, 2006 under the name Max Talent Industrial Ltd which changed to its present name on February 25, 2008.   On March 24, 2008, Kun Run completed its acquisition of 60.12% equity interest of Zhonghe, a company organized under the laws of the People’s Republic of China (“PRC”) on April 17, 1995 and has since been engaged in the manufacture and sale of polypeptide drugs. On May 27, 2008, Kun Run acquired an additional 39% equity interest of Zhonghe, resulting in a 99.12% ownership of Zhonghe.

Thereafter, on August 21, 2008, Kun Run entered into a Stock Purchase Agreement (the “Exchange Agreement”) with the shareholders of the Company. The terms of the Exchange Agreement were consummated and the acquisition was completed on September 16, 2008. As a result of the transaction, the Company issued a total of 24,250,000 shares of its common voting stock to Cui Xueyun and Yang Liqiong, the shareholders of Kun Run and their designees, in exchange for 100% of the capital stock of Kun Run resulting in Kun Run becoming our wholly-owned subsidiary, and  the shareholders of Kun Run and their designees owning approximately 97% of the issued and outstanding shares of the common stock of Aspen.    In addition, Trixy Asyniux-Walt, the original shareholder of Aspen, returned 1,000,000 of her shares to the Company for cancellation and as of the closing owns 750,000 shares of the Company’s common stock  which constitutes approximately 3% f the issued and outstanding shares of the Company’s common stock.   1,000,000 of the shares issued to Mr. Xueyun Cui was put into an escrow pursuant to a Make Good Escrow Agreement entered between Mr. Cui Xueyun and the escrow agent on September 16, 2008.

Effective November 1, 2008, we changed our name to Kun Run Biotechnology, Inc.

Summary of significant accounting policies

Principle of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Chongqin Dinghai Pharmaceutical Ltd	$215,089	$-	$823,389	$-
Beijing Xingshangyuan Pharmaceutical Ltd	183,140	630,817	726,715	1,644,730

	$398,229	$630,817	$1,550,104	$1,644,730

Results of Operations

Three months ended September 30, 2008 and 2007

The information set forth below has been derived from our audited financial statements for the three months ended September 30, 2008 and three months ended September 30, 2007.

	Three months ended
	30-Sep
	(unaudited)
	2008		2007
		% as of total revenue		% as of total revenue	% Change
Sales revenue	2,449,618	100%	2,114,406	100%	16%
Cost of sales	(693,242)	-28%	(777,683)	-37%	-11%

Gross profit	1,756,376	72%	1,336,723	63%	31%

Revenues for the third quarter of 2008 were $2.45 million, an increase of $0.3 million, or 16% over revenues for the third quarter of 2007. This increase was mainly attributable to the increase in sales of our products and services. Revenues by product categories were as follows:

	Three months ended September 30, 2008		Three months ended September 30, 2007
Product	Amount (USD)	% as of total sales	Amount (USD)	% as of total sales	% Changes
TP-5 Products
TP-5 for injection (1mg)	497,116	20%	583,054	28%	-15%
TP-5 for injection (10mg)	84,354	3%	267,885	13%	-69%
TP-5 pre-filled injection 1ml:1mg	175,299	7%	341,955	16%	-49%
TP-5 pre-filled injection 1ml:10mg	445,353	18%	312,976	15%	42%
Sub-total ( TP-5 products)	1,202,122	49%	1,505,870	71%	-20%
Other products
SS for injection 3mg / 0.25mg	179,383	7%	173,744	8%	3%
Thymosin Alpha 1 for injection 1.6mg	845,013	35%	247,660	12%	241%
DDAVP Injection 1ml:4ug	147,959	6%	116,481	6%	27%
DDAVP Injection 1ml:15ug	48,943	2%	58,306	3%	-16%
Granisetron Hydrochloride Injection 3ml:3mg	18,167	1%	8,876	0%	105%
Ozagrel Sodium for Injection 80mg	8,031	0%	3,469	0%	132%
Others
In Total	2,449,618	100%	2,114,406	100%	16%

For the three months ended September 30, 2008, the sales of TP-5 products accounted for 49% of total sales, decreased $0.3 million, or 20% from $1.5 million, or 71% of the total sales for the three months ended September 30, 2007. Thymosin Alpha 1 for injection (1.6mg) became the best selling product which attributed $845,013 in revenue (35% of the total sales) for the three months ended September 30, 2008, representing a 241% increase from the same period of 2007. DDAVP also generated $196,902, or 8% of total sales for the three months ended September 30, 2008, an increase of 13% from $174,787, or 8% of total sales for the same period in 2007. The Somatostatin (“SS”) for injection also contributed $179,383 (7% of the total sales) for the three months ended September 30, 2008, a 3% increase from $173,744 for the same period of 2007.

Cost of Goods Sold and Gross Profit: Cost of goods sold was $693,242 for the three months ended September 30, 2008, compared to $777,683 for the three months ended September 30, 2007. Expressed as a percentage of revenues, cost of goods sold was 28% for the three months ended September 30, 2008, compared to 37% for the three months ended September 30, 2007. The decrease in cost of goods sold as a percentage of revenues was mainly contributed by the increasing sale of high-margin products including Somatostatin, DDAVP and Thymosin Alpha 1.

Gross profit as a percentage of net revenues increased from 63% in the third quarter of 2007 to 72 % in the third quarter of 2008 due to the decrease in cost of goods sold as a percentage of revenues discussed above.

	Three months ended
	September 30
	(unaudited)
	2008		2007
		% as of total revenue		% as of total revenue
Operating expenses
Administrative expenses	257,968	11%	252,245	12%	2%
Research and development costs	107,896	4%	21,567	1%	400%
Selling expenses	271,460	11%	268,913	13%	1%

	637,324	26%	542,725	26%	17%

Income from operations	1,119,052	46%	793,998	38%	41%

Administrative Expenses. Our administrative expenses were approximately $257,968 (11% of total sales) and $252,245 (12% of total sales) for the three months ended September 30, 2008 and 2007, respectively. The increase was mainly due to audit fee and other consultant expenses associated with being a public company in the U.S.

Research and development. Research and development was $107,896, or 4% of total sales for the three months ended September 30, 2008, a 400% increase from $21,567 for the comparable period of 2007.

Selling Expenses. Selling expenses, including distribution expenses, stood at $271,460 or 11% of the total sales, in three months ended September 30, 2008, remained flat with the same period of 2007 which the selling expenses was $ 268,913, or 13% of the total sales.

Income from operations. Income from operations was approximately $1.1 million for the third quarter of 2008, an increase of 41% from $793,998 for the third quarter of 2007.

	Three months ended
	September 30
	(unaudited)
	2008		2007
		% as of total revenue		% as of total revenue	% Changes
Interest income	374	0%	389	0%	-4%
Other income	63,312	3%	19,663	1%	222%
Government subsidy income	104	0%	55	0%	89%
Finance costs	(140,690)	-6%	(146,885)	-7%	-4%

Income before income taxes	1,042,152	43%	667,220	32%	56%
Income taxes - Note 6	(168,803)	-7%	(85,731)	-4%	97%
Minority interests	(7,825)	0%	(5,120)	0%	53%

Net income	865,524	35%	576,369	27%	50%

Other comprehensive income
Foreign currency translation adjustments	27,413	1%	191,057	9%	-86%

Total comprehensive income	892,937	36%	767,426	36%	16%

Earnings per share : Basic and diluted	$0.04		$0.02

Weighted average number of shares outstanding :-
Basic and diluted	24,372,284		24,250,000

Net Income. Net income increased by 50% to $865,524 for the quarter ended September 30, 2008 from $576,369 for the same period of 2007, as a result of the factors described above.

Earnings per share. Earnings per share for the three months ended September 30, 2008 was $0.04 per share for both basic and diluted shares, compared with $0.02 per share for both basic and diluted shares for the same period of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine months ended
	September 30
	(unaudited)
	2008		2007
		% as of total revenue		% as of total revenue	% Change
Sales revenue	7,799,687	100%	$4,974,279	100%	57%
Cost of sales	(2,247,912)	-29%	(2,107,300)	-42%	7%

Gross profit	5,551,775	71%	2,866,979	58%	94%

Revenue: Revenues increased approximately $2.8 million, or 57%, to approximately $7.8 million for the nine months ended September 30, 2008, from approximately $5.0 million for the same period in 2007. This increase was mainly attributable to the increase in sales of our principle products.

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
Product	Amount (USD)	% as of total sales	Amount (USD)	% as of total sales	% Changes
TP-5 Products
TP-5 for injection (1mg)	1,343,298	17%	1,709,394	34%	-21%
TP-5 for injection (10mg)	478,520	6%	898,434	18%	-47%
TP-5 pre-filled injection 1ml:1mg	887,479	11%	586,165	12%	51%
TP-5 pre-filled injection 1ml:10mg	1,320,392	17%	533,525	11%	147%
Sub-total ( TP-5 products)	4,029,689	52%	3,727,518	75%	8%
Other products
SS for injection 3mg / 0.25mg	708,334	9%	412,136	8%	72%
Thymosin Alpha 1 for injection 1.6mg	2,206,691	28%	547,843	11%	303%
DDAVP Injection 1ml:4ug	548,716	7%	173,014	3%	217%
DDAVP Injection 1ml:15ug	228,634	3%	97,217	2%	135%
Granisetron Hydrochloride Injection 3ml:3mg	55,816	1%	13,116	0%	326%
Ozagrel Sodium for Injection 80mg	21,807	0%	3,435	0%	535%
Others
In Total	7,799,687	100%	4,974,279	100%	57%

Our major peptide product, TP-5, accounted for 52% of total sales and contributed 4.0 million in revenue for the nine months ended September 30, 2008. Within TP-5 product category, the total revenue from TP-5 powder for injection decreased from $2.6 million in the first nine months of 2007, to $1.8 million in the comparable period of 2008, representing a 30% decrease. On the contrary, the sales of the other TP-5 product category, TP-5 pre-filled injection, increased 97% from $1.1 million in the first nine months of 2007, to $2.2 million for the same period in 2008. More revenue came from other peptide products. Thymosin Alpha 1 for injection (1.6mg) became the best selling product which attributed $2.2 million in revenue (28% of the total sales) for the nine months ended September 30, 2008, representing a 303% increase from the same period of 2007. Moreover, DDAVP also generated $777,350, or 10% of total sales in the nine months ended September 30, 2008, an increase of 188% from $270,231, or 5% of total sales in the same period in 2007. The Somatostatin (“SS”) for injection also contributed $708,334 (9% of the total sales) for the first nine months of 2008, a 72% increase from $412,136 in the same period of 2007.

Cost of Sales: Our cost of goods sold increased $140,612, or 7%, to approximately $2.2 million for the nine months ended September 30, 2008, from approximately $2.1 million for the same period in 2007. This increase was mainly due to the increase in sales generally. As a percentage of revenues, the cost of goods sold decreased to 29% for the nine months ended September 30, 2008 from 42% for the same period in 2007, which was mainly attributable to the increased sale of high-margin products including Somatostatin, DDAVP and Thymosin alpha 1.

Gross Profit: Our gross profit increased by approximately $2.7 million, or 94%, to approximately $5.6 million for the nine months ended September 30, 2008 from approximately $2.9 million for the same period of 2007. Gross profit as a percentage of revenues was 71% for the nine months ended September 30, 2008, an increase of 13% from 58% for the same period of 2007. Such percentage increase was mainly due to the increase in sales of higher margin non TP-5 products as a percentage of total sales and effective cost controls during the nine months period of 2008.

	Nine months ended
	September 30
	(unaudited)
	2008		2007
		% as of total revenue		% as of total revenue	% Change
Operating expenses
Administrative expenses	742,823	10%	703,839	14%	6%
Research and development costs	234,136	3%	145,090	3%	61%
Selling expenses	555,540	7%	668,392	13%	-17%

	1,532,499	20%	1,517,321	31%	1%

Income from operations	4,019,276	52%	1,349,658	27%	198%

Administrative expenses increased from $703,839 for the first nine months of 2007 to $742,823 for the same period of 2008, or a 6% increase.

Research and development costs increased from $145,090 for the first nine months of 2007 to $234,136 for the same period of 2008, or a 61% increase.

Selling and marketing expenses, including distribution expenses, decreased from $668,392 for the nine months ended September 30, 2007 to $555,540 for the same period of 2008, representing a 17% decrease.

Income from Operations

Income from operations increased 198% from $1.3 million for the nine months ended September 30, 2007 to $ 4.0 million for the same period of 2008. The sharp increase in income from operations was contributed by our strong market selling and efficient cost control system.

	Nine months ended
	September 30
	(unaudited)
	2008		2007
		% as of total revenue		% as of total revenue	% Change
Interest income	1,516	0%	2,241	0%	-32%
Other income	165,908	2%	38,272	1%	333%
Government subsidy income	9,729	0%	7,838	0%	24%
Finance costs	(415,311)	-5%	(386,109)	-8%	8%

Income before income taxes	3,781,118	48%	1,011,900	20%	274%
Income taxes - Note 6	(300,383)	-4%	(141,737)	-3%	112%
Minority interests	(30,783)	0%	(7,660)	0%	302%

Net income	$3,449,952	44%	$862,503	17%	300%

Other comprehensive income
Foreign currency translation adjustments	774,211	10%	529,178	11%	46%

Total comprehensive income	$4,224,163	54%	$1,391,681	28%	204%

Earnings per share : Basic and diluted	$0.14		$0.04

Weighted average number of shares outstanding :-
Basic and diluted	24,291,058		24,250,000

Net Income. Net income increased by approximately $2.6 million, or 300% to approximately $3.4 million for the nine months ended September 30, 2008 from approximately $862,503 for the same period of 2007, as a result of the factors described above.

Earnings per share. Earnings per share for the nine months ended September 30, 2008 was $0.14 per share (both basic and diluted), compared with $0.04 per share (both basic and diluted) for the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance as of September 30, 2008, was $307,693, representing a decrease of $ 363,226, or 54%, compared with our cash balance of $670,919 as of December 31, 2007. Total liabilities, including short term bank loans and other short term credit instruments, were $9.3 million as of September 30, 2008. Stockholders' equity totaled $14.6 million as of September 30, 2008. Net cash provided by operating activities was $4.3 million for the nine months ended September 30, 2008.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

(All amounts in thousands of U.S. dollars)

Cash Flow	Nine Months Ended September 30, (Unaudited)
	2008	2007
Net cash provided by operating activities	4,277	838
Net cash used in investing activities	(759)	(942)
Net cash provided by (used in) financing activities	(3,915)	(72)
Net cash flow	(363)	(162)

Operating Activities

Net cash provided by operating activities was approximately $4.3 million for the nine months ended September 30, 2008, an increase of approximately $ 3.4 million from approximately $837,829 for the same period of 2007.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $759,099, a decrease of $182,872 from net cash used in investing activities of approximately $941,971 for the same period of 2007.

Financing Activities

Net cash used in financing activities for the nine month ended September 30, 2008 was approximately $3.9 million, compared with $71,967 for the same period of 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently issued accounting pronouncements

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 1A. Risk Factor

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 1.01 and 3.02 of our Current Report on Form 8-K filed on September 22, 2008 with the Securities and Exchange Commission are hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information .

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kun Run Biotechnology, Inc.

Date: November 14, 2008	By:	/s/ Xiaoqun Ye
Xiaoqun Ye, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Yan Lin
Yan Lin, Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)