Form 10-K
period 2008-12-31
Kun Run Biotechnology, Inc.
filed 2009-03-31
CIK 1393526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Kun Run Biotechnology, Inc.
  (Exact name of registrant as specified in Charter)

Nevada	333-141384	98-0517550
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Free Trade Zone
168 Nanhai Avenue, Haikou City
Hainan Province, China 570216
 (Address of Principal Executive Offices)

86-898-6680-2207
 (Issuer Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities  registered  under  Section  12(g) of the Exchange  Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the 2,477,500 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 2,502,275 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.01 per share, as reported by The Over-The-Counter Bulletin Board.

As of March 30, 2009, there were 25,000,000shares of common stock of Kun Run Biotechnology, Inc. outstanding.

Except as otherwise indicated by the context, references in this document to “Company,” “we,” “us,” or “our” are references to the combined business of Kun Run Biotechnology, Inc. (formerly, Aspen Racing Stables, Inc.) and its wholly-owned subsidiaries, including Kun Run Biotechnology Ltd., a Hong Kong corporation and Hainan Zhonghe Pharmaceutical Co., Ltd., a corporation organized under the laws of the People’s Republic of China. References to “China” and “PRC” are references to “People’s Republic of China.” References to "RMB" are to Renminbi, the legal currency of China, and all references to “$” are to the legal currency of the United States.

PART I

Item 1. Business

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

Corporate History

Kun Run Biotechnology, Inc. (the “Company”) formerly known as Aspen Racing Stables, Inc. (“Aspen”) was incorporated in the State of Nevada on March 10, 2006. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

Kun Run Biotechnology, Ltd., our non-operating Hong Kong holding subsidiary (“Kun Run”), was incorporated on May 6, 2006 under the name Max Talent Industrial Ltd, which changed to its present name on February 25, 2008. On March 24, 2008, Kun Run completed its acquisition of 60.12% equity interest of Zhonghe, a company organized under the laws of the People’s Republic of China (“PRC”) on April 17, 1995 and has since been engaged in the manufacture and sale of polypeptide drugs. On May 27, 2008, Kun Run acquired an additional 39% equity interest of Zhonghe, resulting in a 99.12% ownership of Zhonghe.

Thereafter, on August 21, 2008, Kun Run entered into a Stock Purchase Agreement (the “Exchange Agreement”) with the shareholders of the Company. The terms of the Exchange Agreement were consummated and the acquisition was completed on September 16, 2008. As a result of the transaction, the Company issued a total of 24,250,000 shares of its common voting stock to Xueyun Cui (“Mr. Cui”) and Liqiong Yang, the shareholders of Kun Run and their designees, in exchange for 100% of the capital stock of Kun Run resulting in Kun Run becoming our wholly-owned subsidiary, and the shareholders of Kun Run and their designees owning approximately 97% of the issued and outstanding shares of the common stock of Aspen. In addition, Trixy Asyniux-Walt, the original shareholder of Aspen, returned 1,000,000 of her shares to the Company for cancellation and as of the closing owns 750,000 shares of the Company’s common stock which constitutes approximately 3% of the issued and outstanding shares of the Company’s common stock.  1,000,000 of the shares issued to Mr. Xueyun Cui were put into an escrow pursuant to a Make Good Escrow Agreement entered between Mr. Cui and the escrow agent on September 16, 2008.

Organizational Chart

Our Industry

So far, three types of molecules have been developed for the treatment of human diseases: i) small molecules, ii) antibodies, and iii) peptides. Until recently, the majority of the therapeutic molecules developed and marketed are small molecules. However, with the recent development of several technologies in the areas of peptide synthesis, screening, stabilization and modifications, peptides are now recognized as leading molecules for therapeutics. Peptides play an increasing role in the development of new treatments for cancer, diabetes, auto-immune diseases, and more effective diagnostics due to its function as chemical messengers and neurotransmitters. In the development of anti-cancer drugs, peptides present the least side-effects. Unlike the present cocktail of drugs used in chemotherapy, we believe that peptides provide the best prospects because they can be target-specific and have the least lethal index (side effects) and maximum therapeutic index (effectiveness of the drug).

Peptides are short strings of amino acids. Bioactive peptides, also called small molecular weight active polypeptides, are peptides that are more active, and bind more quickly, than regular peptides. Bioactive peptides have better absorption and binding mechanisms than free amino acids.

A growing area of biotechnology research is the discovery and development of new bioactive peptides that can be used in medicine, health supplements, food and cosmetics. Bioactive peptides can be divided into two groups: (i) therapeutic peptide products, of which there are over 100 on the global market, and (ii) peptides enhanced through the addition of bioactive peptides such as health supplements and peptide-rich non-prescription medicines.

Their role as mediators of key biological functions and their unique intrinsic properties make them particularly attractive therapeutic agents.  Peptides show high biological activity associated with low toxicity and high specificity. The benefits conferred by these characteristics include little unspecific binding to molecular structures other than the desired target, minimization of drug-drug interactions and less accumulation in tissues thus reducing risks of complications due to intermediate metabolites. Additionally, compared to small molecules, peptides offer valuable chemical and biological diversity on which intellectual property is still widely available. As a result, even large pharmaceutical companies, which traditionally focused on small molecules, are increasingly including peptides in their pipelines. For example, Pfizer, GSK and Eli Lilly have recently acquired peptide-based products.

The therapeutic peptides market emerged in the 1970s, when Novartis launched Lypressin, a vasopressin analogue. Since then, based on a report by Bionest Partner in 2005 entitled “Therapeutic Peptides under the Spotlight,” approximately 30 peptides have reached the market, representing a $5.3 billion opportunity in 2003 (over 1.5 percent of the $325 billion global pharmaceutical market). Among the different classes of peptides, GNRH/LHRH agonists (leuprorelin, goserelin) account for almost 50 percent of the market.  Other key commercialized peptides include sandostatin (somatostatin analogue, Novartis), glatiramer (immunomodulator peptide, Teva), salmon calcitonin (Miacalcin, Novartis) and desmopressin (DDAVP, Ferring).

The worldwide market for therapeutic peptides was estimated to be $5.3 billion in 2003, and is expected to grow at a Compound Annual Growth Rate of 8.1% to $11.5 billion in 2013.

China’s Peptide Market

China possesses one fourth of the world’s population and has a rapidly growing pharmaceuticals industry. In 2006, based on “China is Expected to Become the Fifth Largest Drug Market in the World by 2010,” a report by Research and Markets (http://www.researchandmarkets.com/reports), dated  March 8, 2007, sales in the Chinese pharmaceuticals industry reached $12 billion, an increase of 3.8 times the sales in 1998. The Chinese pharmaceuticals market is expected to grow at a rate of 20 to 25 percent per year for the next five years. China is forecasted to become the fifth largest drug market in the world by 2010.

A number of factors contribute to an increasing demand for pharmaceuticals in China:

•
Overall economic growth has led to increased household income. Based on a report by Nankai University dated April 3, 2007 entitled “Welfare effects of public health insurance reform,” health awareness is increasing in a rapidly growing urban population.

•
China’s current population is aging and people who are 60 years of age or older will reach 9.0% of the country’s population by 2010, up from 7.0% in 2003. Based on a report by the China Social Protection Budget Committee entitled “China: Social Pension System in China is Facing Harsh Challenges” dated April 21, 2005, the Social Insurance Fund of China predicts that the aging population (people older than 60) will reach 24.5% of China’s population in 2030.

•	Provincial and national health insurance program expansion and reform are making healthcare services available to more people, based on the Nankai University report.

 The government has undertaken initiatives to regulate the domestic pharmaceuticals industry to assure product quality and protect intellectual property rights. These factors have led to increased direct foreign investment and rapid growth in the industry.

The Chinese therapeutic peptide market is growing rapidly. Research is focused on developing new, more effective drugs that utilize bioactive peptides as active pharmaceutical ingredients (APIs). Peptide medicines are used to cure diseases and to strengthen the human immune system. The commercialization of research findings is leading to rapid growth in this sector of the pharmaceutical industry.

There are only 26 therapeutic polypeptide medicines sold in China.  The therapeutic peptides industry in China is highly fragmented and dominated mainly by domestic players. Only 11 foreign peptide products have obtained approvals from the Chinese government to be sold across China, which only accounts for a small part of the total market due to these foreign products’ weak market penetration and high prices.

Competitive Advantages

We believe that we have the following competitive advantages:

1.  Focus on peptide products.  Unlike other peptide manufacturers in China, we focus on peptide drugs and seldom manufacture any other types of drugs.  Although we plan to manufacture certain generic drugs in the future, the scope will be limited and used only as a temporary measure to utilize our current surplus capacity.

2.  First Mover.  We started to manufacture peptide drugs in 1997, earlier than other peptide manufacturers in China, and we believe that we have built more experience in manufacturing and marketing peptide drugs than any other peptide manufacturer in China. In addition, we are the largest manufacturer of TP-5 in China in terms of both volume and revenue. Based on a survey conducted by Haihong Pharmaceutical Information Ltd. on 1410 hospitals throughout China, we currently have a 65.5% market share of TP-5 in Beijing, 95.6% in Shanghai and 43.6% in Guangzhou.

3.  Broader Line of Products. Compared to most peptide manufacturers in China, we offer more peptide products.  Currently, we manufacture and market four peptide drugs while most others only manufacture and market one or two peptide products.

4.  More Products in the Pipeline.  We currently have at least a dozen potential peptide drugs at various stages of development and expect to launch several of them in the next two to three years.

5. Better Product Quality.  Our peptide products have at least 99% purity compared to 95% purity of similar products of most other peptide manufacturers in China. Higher purity leads to higher potency and lower side effects, the clinical value sought by patients. Therefore, our products have a better name recognition and can command higher prices.

6. State-of-the-art Production Facility. Our production facility possesses a large and efficient designed capacity to achieve economies of scale. It is one of the largest bulk synthesized peptide manufacturing facilities in Asia and the largest in China.

Our Strategies

We plan to adopt the following strategies:

1.  Strengthen Research and Development.  We plan to strengthen and expand our R&D capabilities to maintain our competitive advantages.  In order to achieve this objective, we plan to acquire the R&D facilities of our affiliates if we are able to successfully raise sufficient funds in our future financings. In addition, we will continue to strengthen our relationships with universities and medical institutions in order to acquire new products, new applications and new delivery mechanisms for peptides.

2.  Increase Revenue by Broadening Our Line of Products.  Currently, we manufacture four peptide products. To increase our revenue, we plan to add one or two new peptide products per year for the next two to three years.  We plan to manufacture generic drugs or OEM manufacture for other pharmaceutical companies at least for the short term due to extra capacity we have at our new manufacturing facility: our phase II pharmaceutical plant, Injection Preparation Plant obtained GMP approval on September 29, 2008 and went into production in October of the same year. The Solid Oral Preparation Plant has been installed and debugged, expecting to get GMP approval in April of 2009.

3.  Further Penetration of Market.  Currently, we have distribution agents in every province and municipality directly under the jurisdiction of China’s State Council. In order to increase revenue, we plan to further penetrate the market by expanding our distribution networks into China’s secondary cities.  In addition, we are testing a pilot program which awards a distributor’s nationwide distributorship for certain products  rather than awards for distributorship within the geographic area of a province only.   We believe distributors may have more incentive to increase the sales of certain peptide products through this new system.

4.  Expand into Overseas Market.   In order to increase our revenue growth, we plan to enter into markets in Southeast Asia, Africa and South America.  In addition, we have obtained a permit in Uzbekistan and are in the process of applying for one in Korea.  Our international department has begun to receive orders from South Korea and is negotiating with distributors in Uzbekistan and Indonesia.

5.  Maintain High Quality.  Our products have better name recognition and command higher prices because of their high quality.  Our peptide products have at least 99% purity compared to 95% purity of the similar products of most other manufacturers in China.  We plan to continue to maintain the high quality of our products through utilizing advanced technology and equipment, and quality control in our manufacturing process.

Principal Products and Markets

Our principal products are prescription polypeptide drugs used to treat immune system malfunction and hyper function. Using various formulas, we produce a number of peptide products with several forms of delivery including injections, capsules and pills. We intend to concentrate our efforts for the next several years on the development, production and sales of polypeptide products.

Our principal operations are in China, where we have manufacturing facilities and sales distribution covering every province of China.  We are engaging mainly in manufacturing prescription polypeptide drugs. Currently, we manufacture and market four polypeptide products across China: Thymopentin ( “TP-5”), Somatostatin (“SS”),Thymosin Alpha 1 (“Alpha 1”)and Desmopressin Acetate ( “DDAVP”).

Thymopentin (“TP-5”)

 TP-5 is a two-phase immunostimulant and is used for treating tumor and hepatitis. TP-5 has an extensive range of applications. Studies have indicated that TP-5 can significantly increase and promote the natural immune system’s ability to defend against malignant diseases. In addition, it has been shown that TP-5 has no toxicity and side effects, nor does it inter with other drugs.

We currently produce TP-5 in two forms: TP-5 freeze-dry powder and TP-5 pre-filled injection.

Somatostatin (“SS”)

Naturally occurring somatostatin is mainly secreted in the inferior part of the hypothalamus and the gastrointestinal tract. Somatostatin for injection is a synthetic cyclic 14-amino acid peptide. It is entirely identical in structure and activity to naturally occurring somatostatin. It is believed to be an effective treatment for acute severe pancreatitis, upper gastrointestinal hemorrhages, pancreatic fistulas, intestinal fistulas and biliary fistulas. It inhibits endocrine and exocrine secretions of gastric somatostatin. Compared with Octretide, Somatostatin binds perfectly with five subtypes of somatostatin receptors, having 2 to 1,000 times more binding affinity than Octreotide.

We currently produce Somatostatin in two specifications: 0.25mg and 3mg.

Thymosin Alpha 1 (“Alpha 1”)

Thymosin Alpha 1 provides a safe and effective treatment for chronic hepatitis B when used alone or in combination with interferon. Primary research indicates that Thymosin Alpha 1 is also useful in treating a number of other diseases as well, including hepatitis C, malignant tumors, melanoma and HIV/AIDS.

We currently produce Thymosin Alpha 1 in a 1.6mg specification.

Desmopressin Acetate Injection (“DDAVP”)

DDAVP is a synthetic analogue of the natural pituitary hormone 8-arginine vasopressin (ADH), an antidiuretic hormone affecting renal water conservation. It has been shown to improve the level of platelet aggregation and is widely used before surgeries to prevent bleeding. It has also been shown to be a treatment for nocturnal enuresis, central diabetes insipidus, polyuria, polydipsia mild and moderate forms of hemophilia A. Our DDAVP product is the only DDAVP product in China that is without chlorobutanol, a type of preservative that widely used in DDAVP products. It has been shown that the use of chlorobutanol may cause side effect such as cardiovascular toxicity and disorders to nervous system. We currently produce DDAVP in two specifications: 4ug and 15ug.

The following tables exhibit the breakdown of our revenues for the three fiscal years ended December 31, 2008 and 2007:

New Products in the Pipeline

Through our research and development, co-development and purchase from institutions, we have secured a broad product pipeline with approximately 11 peptide products in different stages from per-clinical research to SFDA application. We believe that these new medicines will address some of the most widespread diseases including diabetes, coagulant disease, hydrocephalus, tumor and other diseases as set forth below:

No.	Indication	Category	Per- clinical	Filed and wait for permits	soft production	Expected Launch Day
1	Children dwarfishness	New peptide medicine		×		2010
2	Diabetes Type I	New peptide medicine	×			2012
3	Anticoagulant	New peptide medicine	×			2011
4	Antiplatelet	New peptide medicine		×		2011
5	Surgical hemostasis, diabetes insipidus	Mimicry peptide medicine			×	2009
6	Gastrointestinal hemorrhage	Mimicry peptide medicine			×	2010
7	Anti-premature delivery	Mimicry peptide medicine			×	2010
8	Hyperlipidemia	Generic medicine		×		2010
9	Gastric ulcer	Generic medicine			×	2009
10	Anti-Hepatitis B Virus	Generic medicine		×		2009
11	Hypertension	Generic medicine		×		2010

Among the new peptide products which are lunching in 2009, Entecavir (Item 10 in the above table)is a new oral guanine nucleoside analog used in the treatment of anti-hepatitis B virus, efficacious in inhibiting reverse transcription, DNA replication and transcription in the viral replication process, suitable for antivirus therapy of development trend of hepatitis B during different periods. Based on “The Dual Protection of Strong Effectiveness and Low Drug Resistance to Insure the Inhibition of Hepatitis B Virus Reinfection”, a report by China Medical Tribune dated October 30th, 2008, Entecavir is the strongest antiviral nucleoside analogue in latter days. Entecavir was researched and developed by a subsidiary of Hainan Zhonghe Group, Co., Ltd. (Hainan Zhonghe Group), Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd. (Zhonghe Peptide), and the Entecavir Dispersible Tablets are currently under clinical trial and are expected to obtain production approval in the second half of 2009. During 2008, Zhonghe granted a loan of approximately $4.4 million to Hainan Zhonghe Group and Zhonghe Peptide to support research and development of Entecavir. In March, 2009. Zhonghe obtained exclusive producing and selling right of Entecavir.

We expect the launch of these products will augment our product line and diversify our product mix.

Research and Development

We currently conduct all of our research and development (“R&D”) activities through our affiliates and through collaborative arrangements with universities and research institutions in the PRC.  Two of our affiliates have their own research, development and laboratory facilities located near our headquarters in the city of Haikou, Hainan Province.  Additionally, we have established several long-term partnerships with well-known universities and research institutions in the PRC.

Sales and Marketing

Currently, we have 25 sales and marketing staff all based in our headquarters Haikou, Hainan Province, PRC.  They are responsible for managing our relationship with all distributors and coordinating marketing activities.  Our marketing activities include advertising in medical magazines, conducting product seminars at hospitals and medical institutions and sponsoring academic conferences.  We have also set up funds for research awards in the peptide medical research areas.

Safety and Quality Assurance

In accordance with Good Manufacturing Practice (“GMP”) requirements, the Company has written and implemented a quality assurance validation plan, procedures, and a complete documentation system. The Company’s existing manufacturing facilities has received the Certificate of Good Manufacturing Practices for Pharmaceutical Products issued by Chinese State Food and Drug Administration (“SFDA”) in 2003 and renewed in early 2008. Our phase II pharmaceutical plant, Injection Preparation Plant has obtained GMP approval on September 29, 2008 and went into production in October of that year. The Solid Oral Preparation Plant has been installed and debugged completely; expecting to get GMP approval in April of 2009 and begin production thereafter.

A strict quality control system ensures that all products are produced in a pollution-free, contamination-free and efficient production environment following strict quality-oriented procedures.  The warehouse for finished products is adjacent to the production line, and is managed under the same stringent hygienic requirements.

The Company has a professional quality control team responsible for the supervision, management and quality assurance of the whole production process and allocated a general manager of the department to directly accountable for the quality of all products.

Materials and Suppliers

Raw materials are sourced principally in the PRC and 90% of our raw materials consist of amino acids and are generally available from a variety of suppliers.  We seek to mitigate the risk of a shortage of raw materials through identification of alternative suppliers for the same or similar raw materials, where available.  We have purchasing staff with extensive knowledge of our products who work with marketing, product research and development and quality control personnel to source raw materials for products and other items. Although one supplier accounts for more than 60% of our total raw material purchases in 2008, we have identified various other suppliers if a change in supplier is required as there are many manufacturers of amino acids in the PRC.

Supplier accounting for more than 5% aggregate purchase amount in 2008
Name of Entity	Purchase Amount in Current Year (RMB)	Purchase Amount in Current Year (USD)	% to total amount of purchase amount
Sinopep Pharmaceutical Inc.,	10,691,700.00	1,541,743.14	64.44%
Shuangfeng Glass (Original Zhenjiang Shuangfeng Pharmaceutical Packaging Co., Ltd.	1,812,450.00	261,355.29	10.92%
Ningbo Yonzhou Jinyi Dairly Chemical Package Co., Ltd.	1,029,426.30	148,443.27	6.20%
Hainan Xingyuan Business Trade Co., Ltd.	912,806.63	131,626.72	5.50%
Total	14,446,382.93	2,083,168.42	87.06%

Customers and Distribution

Currently, our products are sold primarily in the PRC through pharmaceutical distribution companies that are licensed by the PRC government which in turn sell our products to hospitals and medical institutions.  We enter into distribution arrangements with these distributors and provide them exclusivity for a period of time within a particular geographical area.

Currently, we utilize approximately 227 distributors throughout China with one major distributor for each province, municipality directly under the jurisdiction of the central PRC government and major city under the jurisdiction of provincial governments.

The map below exhibits the locations of our distributors as of December 31, 2008.

Each of the distributors is evaluated on an annual basis and a specific performance target is set for each distributor that varies with the location and the size of the market. Chongqing took the place of Beijing (the largest market for our products in 2007) as the largest market for our products in 2008. The following table sets forth distributors that generated more than 5% of our total sales in 2008:

Distributor generating with more than 5% of our aggregate sales in 2008
Name of Distributor	Amount(RMB)	Amount(USD)	% to Total Sales Revenue
Chongqin Dinghai Pharmaceutical Co., Ltd.	7,994,384.64	1,152,790.27	9.92%
Beijing Xingshengyuan Pharmaceutical Ltd.	6,633,735.05	956,584.59	8.23%
Jiangxi Jinsheng Pharmaceutical Ltd.	6,531,794.84	941,884.82	8.10%
Hainan Heyi Pharmaceutical Co., Ltd.	5,033,675.22	725,855.97	6.25%
Total	26,193,589.75	3,777,115.65	32.50%

Over the past several years, we have continuously expanded our distribution channels for our products at the province and major city levels. In the near future, we plan to penetrate China’s secondary cities. We are also seeking to expand into international markets and have been granted a permit in Uzbekistan and are in the process of securing a permit in Korea.

Competition

Competition in the polypeptide drug industry is intense in China and throughout the world.  We compete with various firms, many of which produce and market products similar to our products, and many of which, especially international competitors, have greater resources than us in terms of manufacturing and marketing capabilities, management expertise and breadth, and financial wherewithal.  Some of these competitors are far larger, have more resources than us and have stronger sales and distribution networks.

Our direct competitors are domestic firms engaged in developing, manufacturing and marketing prescription polypeptide products. There are numerous such companies in the PRC.  We believe most Chinese synthetic peptide manufacturers are very small-scale operations that use dated biotechnologies and have high operating costs. Furthermore, due to technological limitations, their peptide drugs have a relatively lower efficacy rate and lower purity (compared to Western counterparts), as well as a higher incidence of potential side effects.  For instance, cheaper peptide drugs has relatively low purity of around 95%, which is the required purity by SFDS of the PRC and means the active component accounts for 95% with 5 % of impurity and water. In contrast, our peptide products have at least 99% purity and we believe we deliver top quality peptide drugs in PRC.

Compared to our Chinese competitors, we have a wider range of peptide drugs to offer than any other domestic competitors as shown below:

Manufacturer/Brand	TP-5 power for Injection	TP-5 Per-filled injection	Thymosin alpha 1 for Injection	Somatostatin for Injection	Desmopressin Acetate Injection (DDAVP)
Zhonghe	Hexin	Hexin	Heri	Hening	Heyi
Shenzhen Hanyu	Hanqiang			Hankang	Hangu
Beijing SL	O’ning			Shanting
Wuhan Hualong	Wutai
Hayao Group	Taipuding
Beijing Shiqiao	Tongda
Hainan Shuangcheng			Jitai
Chengdu Di’ao			Maipuxin
Nanjing Changao				Lizhixue

We are also facing competition from multinational drug manufacturers that are doing business in China.  These well-established biopharmaceutical giants have better resources and a proven track record for successful product development and commercialization. These competitors may be able to develop more proficient and more affordable peptide products. However, we believe we have price advantages compared with multinational manufacturers. Our peptide products are usually only 60% of that of similar international brand products.   The following table shows the products that certain international competitors are marketing in China:

Manufacturer/Brand	TP-5 power for Injection	TP-5 Per-filled injection	Thymosin a1 for Injection	Somatostatin for Injection	Desmopressin Acetate Injection (DDAVP)
Zhonghe	Hexin	Hexin	Heri	Hening	Heyi
Ferring					Minirin
Siclone			Zadaxin
Swiss Serono				Stilanmin

Although we have enjoyed advantages in the polypeptide market in China, we expect that the competition for peptide products in the PRC will become more intense over the next few years both from existing competitors and new market entrants.  We will also face more competition from foreign companies who may have established products, a strong proprietary pipeline and strong financial resources.   Our management believes that we have certain competitive advantages in introducing new products to market due to key focus areas for development, our existing distribution channels, research and development capabilities and our relationship with certain universities and other research institutions.

Employees

As of December 31, 2008, we have approximately 141 employees with 53 in manufacturing, 12 in quality assurance and controls, 26 in research and development, 25 in sales and marketing, and 25 in management. 53 of the employees have a bachelor or higher degree.

As required by applicable Chinese law, we have entered into employment contracts with all the employees. Key employees in the Company are also required to sign a confidentiality and non-compete agreement prohibiting them from disclosing our trade secrets or using them for purposes other than benefiting the Company.

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments.  We are required to contribute to the program at the rate of 20% of the average monthly salary.  In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to as much as 30% or more of the average employees monthly salary. We have purchased social insurance for all of our employees. Social insurance expenses were approximately $64,535 and $84,329 for fiscal year 2007 and 2008, respectively. We believe we have paid for all social insurance due in accordance with Chinese law.

Government Regulation

Regulatory Environment

Our principal  market is in the PRC.   We are subject to the Pharmaceutical Administrative Law of the PRC, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in the PRC, and sets penalties for violations.   Our business is subject to various regulations and permit systems of the State Food and Drug Administration of China (“SFDA”). Additionally, we are subject to government licensing rights and regulations relating to our peptide drug permits which are granted on a non-exclusive basis and limited for four to five years.

SFDA Licenses

The SFDA issues licenses and petitions for permission to manufacture and market pharmaceutical products in the PRC.  Our licenses relate primarily to medical manufacturing licenses.  Peptide drug products also require a permit for sales, which permits are generally granted on a non-exclusive basis for five years.

Foreign-owned Enterprise Law

Because our subsidiary in the PRC is majority foreign-owned enterprise, we are subject to the law of foreign investment enterprises in the PRC, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly-owned subsidiaries and their officers and directors, and also limits our ability to pay dividends.

Compliance with Environmental Law

We must comply with the Environmental Protection Law of the PRC, as well as applicable local regulations.   In addition to compliance with the PRC law and local regulations, we consistently undertake active efforts to ensure the environmental sustainability of our operations.   Because the manufacturing of herb and plant-based products does not generally cause significant damage or pollution to the environment, the cost of complying with applicable environmental laws is not material.   In the event we fail to comply with applicable laws, we may be subject to penalties.

Intellectual Property

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property (“IP”) as critical to our business.  We have relied, and will continue to rely, on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, consultants, customers and others, to protect our proprietary rights.

Under the PRC law, medical products which have received approval from the SFDA, have automatic protected IP rights for a seven-year period from the date of grant of such approval. The four polypeptide drugs we are currently manufacturing have been granted such licenses and those license expired recently.  We have secured licenses for the 12 products in the pipeline from universities and other medical research institutions.

Trademarks

We have numerous registered trademarks for our polypeptide products.

Item 1A. Risk Factors

An investment in our securities is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this current report before purchasing any securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy the securities.

Risks Related To The Company

Our product line is limited to only four products, Thymopentin (TP-5), Desmopressin Acetate (DDAVP), Somatostatin (SS), and Thymosin Alpha 1. Any adverse effects upon the manufacturing, sales, or distribution channels of any one of these four products could adversely affect our financial condition and results of operations.

Our four products, TP-5, DDAVP, SS and Thymosin Alpha 1, are our major sources of revenues, approximately 99.05% in 2008 and 99.47% in 2007. In the near future, these four products will continue to be the major sources of our revenues.  Because of our reliance upon these  products, any adverse effects upon the manufacturing, sales, or distribution channels will affect our ability to deliver our products to our customers, or increase our costs, which in turn will adversely affect the orders for our products. This could result in adverse effects upon our financial results and conditions.

A significant portion of our revenue is concentrated on a few large customers. If we lose one or more of them, our results of operations and financial condition may be adversely impacted.

In 2008, 8.23% of our total sales was from one single customer. A significant portion of our account receivables is also from this customer. As of December 31, 2008, we had account receivable balance of approximately $5,769,370 21.5% or $1,240,606 belonging to this one customer,.  The concentration of account receivables in one customer presents a significant risk.  If this customer does not make payment on time or ceases to order our products, our financial conditions and results of operations may be adversely affected.

The long-term effectiveness of peptide drugs have not been proven.

Our business focuses almost exclusively on the manufacture and marketing of peptide drugs.  Our peptide drugs, including, TP-5, DDAVP, SS and Thymosin Alpha 1, are relatively new types therapy drugs. We sold our first drug in 1997. Although current studies on the use of peptide drug for treatment have shown a reduction in short-term side effects compared to other drugs and suggest an improvement in long-term results, there are presently very few long-term studies of over 15  years on the effectiveness of using peptide technology for treatment. We plan to continue our participation in future long-term studies of the effectiveness of our products. These long-term studies include a large scale clinical study in collaboration with the Ministry of Health of the People’s Republic of China, or MOH, based on the conditional approval received for our Investigational Device Exemption (IDE) application. If any of these studies fail to confirm the effectiveness of our peptide drug or other peptide medical products, our sales could decline. Moreover, there may be other clinical studies published on our drug products of which we are not aware and which contain different conclusions with respect to the safety, effectiveness or other aspects of our technologies. Our customers and users of our products may conclude that our products are not an acceptable treatment regimen, that the technologies underlying our products are ineffective or unsafe, or that our products are less effective or safe than other drugs. This could result in a decrease in our sales, which would have a material adverse effect on our business, results of operations and financial condition.

Our focus on acquisitions of new products or technologies may result in integration costs, failures and dilution to existing stockholders.

We have been relying on our affiliates and academic institutions to develop new drugs.. We continue to seek attractive opportunities to acquire new products or technologies, particularly those that could assist us in advancing our current market penetration, or in expanding our product offerings. If we decide to acquire another company or its assets in order to obtain its products or technologies, we would face a number of risks including consummating the acquisition on unfavorable terms and not obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our rapidly changing marketplace. These acquisitions could also require that our management develop expertise in new areas, manage new business relationships and trade models, and attract new customers. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations and managing remote operations, potential loss of key employees, diversion of management’s attention from existing business operations, assumption of contingent liabilities and incurrence of potentially significant write-offs, which may adversely affect our business or results of operations. In addition, if we consummate such an acquisition through an exchange of our securities, our existing stockholders could suffer dilution.

If we fail to effectively manage our distribution network, our business, prospects and brand may be materially affected by actions taken by our distributors.

We have a limited ability to manage the activities of our  distributors, who are independent from us since we rely exclusively on these independent distributors. Our distributors could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

•	sell products that compete with our products in breach of their non-competition agreements with us;

•	fail to adequately promote our products;

•	fail to provide proper service to our end-users; or

•	violate the anti-corruption laws of China.

Failure to adequately manage our distribution network or the non-compliance of our distributors with their obligations under distribution agreements with us could harm our corporate image among end users of our products and disrupt our sales, resulting in a failure to meet our goals for sales. The PRC government has increased its anti-bribery efforts in the healthcare sector to reduce improper payments received by hospital administrators and doctors in connection with the purchase of pharmaceutical products. We can not guarantee that our distributors will not violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products.

Our business may suffer if we are unable to collect payments from customers of our products on a timely basis.

Before 2006, we permitted our distributors and other customers to distribute our products on credit. Our distributors and other customers must make a significant commitment of capital to purchase our products. Any downturn in the businesses of our distributors and other customers of our products could reduce their willingness or ability to pay us. Therefore, historically we have not been able to collect all of our accounts receivable from our distributors and other customers. After 2006, we required our distributors and other customers to make payments before we deliver our products to them. Consequently, we have been able to collect all of our receivable since 2006. However, we are still not able to collect all our receivable before 2006. The failure of any of our distributors and other customers of our products to make timely payments could require us to recognize an allowance for doubtful accounts, which could have a material adverse effect on our results of operations and financial conditions.

We are subject to product liability exposure and have limited insurance coverage.

Our products are for the treatment of patients and we are exposed to potential product liability claims in the event that the use of our products cause or are alleged to have caused personal injuries or other adverse effects.  A successful product liability claim against us could require us to pay substantial damages. Product liability claims against us, whether or not successful, are costly and time-consuming to defend. Also, in the event that our products proven to be defective, we may be required to recall or redesign such products. We do not have any product liability insurance policy  to cover potential product liability arising from the use of our products. To date, we have not been subject to any product liability claim yet, but we cannot assure you that such claim will not be brought against us in the future. A product liability claim, with or without merit, could result in significant adverse publicity against us, and could have a material adverse effect on the marketability of our products and our reputation, which in turn, could have a material adverse effect on our business, financial condition and results of operations.

Our limited operating history makes evaluating our business and prospects difficult.

We commenced operations in 1995, and started to market and sell our products in 1997. Our limited operating history may not provide a meaningful basis for you to evaluate our business, financial performance and prospects. We may not have sufficient experience to address the risks frequently encountered by early-stage companies, and as a result we may not be able to:

•	maintain profitability;

•	preserve our leading position in the market of peptide drug;

•	acquire and retain customers;

•	attract, train, motivate and retain qualified personnel;

•	keep up with evolving industry standards and market developments;

•	increase the market awareness of our products;

•	respond to competitive market conditions;

•	maintain adequate control of our expenses;

•	manage our relationships with our suppliers and distributors; or

•	protect our proprietary technologies.

If we are unsuccessful in addressing any of these risks, our business may be materially and adversely affected.

A significant interruption in supply could prevent or limit our ability to accept and fulfill orders for our products.

We purchase all our materials from third-party suppliers. Currently, we do not have any material long-term supply contracts with our suppliers.  Our purchases are made on a purchase order basis. We have one major supplier (>50%), thus there is the significant risk that the supply of certain materials will be interrupted. In that case, our manufacturing process would be delayed. We may be unable to secure alternative sources of supply in a timely and cost-effective manner, which could impair our ability to manufacture our products or decrease our costs, harm our reputation and cause us to lose sales and orders for our products. Any of these occurrences could have a material adverse impact on our business, financial condition and results of operations.

We generate a substantial portion of our revenues from sales of our Thymopentin drug  and a reduction in revenues of our Thymopentin drug  would cause our revenues to decline and could materially harm our business.

We derive a substantial percentage of our revenues from sales of the Thymopentin, or TP-5 drug. Our TP-5 drug accounted for 72% and 53% of our total revenues for the fiscal years ended December 31, 2007 and December 31, 2008, respectively. The segment income derived from the sale of TP-5 products was $5.37 million and $6.17 million for the fiscal years ended December 31, 2007 and December 31, 2008, respectively. Going forward, continued market acceptance of our TP-5 drug will remain important to our success, and a reduction in revenues from sales of our TP-5 drug  will have a direct negative impact on our business, financial condition and results of operations.

Rapid growth and a rapidly changing operating environment may strain our limited resources.

Our growth strategy includes our efforts to build our brand, develop new products, and accelerate market acceptance of our products. This growth strategy requires significant capital resources, and we may not generate an adequate return on our investment. Our growth may involve the acquisition of new technologies, businesses, products or services, the creation of strategic alliances in areas in which we do not currently operate or the expansion of our distributor network and direct sales force. This could require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. We may also experience difficulties integrating these acquired businesses, products or services into our existing business and operations. The success of our growth strategy also depends in part on our ability to utilize our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees.

Our drug-development program depends upon third-party research scientists who are out of our control .

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

If we fail to increase awareness and acceptance of our drugs in the medical community and among patients, we will not be able to grow or even sustain the market for our peptide drugs.

Our peptide drugs, including, TP-5, DDAVP, SS, and Thymosin Alpha 1,  use a relatively new solid phase peptide synthesis technology and purification technology. To achieve greater penetration of the potential market in China, we must increase market awareness and use of our peptide drugs, which depend on, among other things, the following:

•	the general levels of awareness and acceptance in the medical community and among patients of peptide drugs;

•	the amount of resources we have available to increase product awareness and to educate potential purchasers and users of our peptide drugs;

•	our ability to provide good technical support and customer service; and

•	our ability to keep up with technological changes and remain competitive.

We may not have the financial and operational resources required to promote awareness and acceptance of our peptide drugs as widely or rapidly as is necessary to grow or sustain the market for our peptide drugs. If we fail to increase awareness and acceptance of our peptide drugs in the medical community and among patients, we will not be able to grow, or even sustain, the market for our peptide drugs as planned and our financial condition and results of operations will be harmed. The amount of resources we have available to marketing our products are approximately US $1 million.

We face fierce price competitions after the exclusive licensing rights from Chinese SFDA of our drugs expire and our financial conditions will be adversely impacted.

Our drugs face fierce price competitions from generic drugs manufactured by small to mid-sized drug manufacturers. Even though the quality of these generic drugs is inferior to our drugs, the price of these generic drugs is very attractive. Once the exclusive licensing rights from Chinese SFDA for our drugs expire, our financial results will be adversely affected because of competitions from these generic drugs.

We may face significant challenges in the progress toward our strategic objectives which may adversely affect our financial results and conditions.

We face significant obstacles in our quest for new markets, such as costs for penetrating new markets, the hire and retention of sufficient qualified sales and distribution staff members, implementation of overseas expansion efforts, and establishment and maintenance of a model system. We cannot guarantee the success of these strategies or objectives. We make our business plans and strategies based on today’s situation and certain assumptions. There are inherent risks and uncertainties within each stages of the development.  These significant obstacles could adversely affect our results of operations and financial conditions.

If we fail to protect our intellectual property rights, our competitors may take advantage of our proprietary technology and know-how and compete directly against us.

We have not obtained any patent rights for our products in China yet. We applied for patent rights in China for the following inventions:  Acetic acid to ammonia pressure injection, Thymopentin nasal spray’s preparation and application and Thymopentin injection prescription. We have obtained the approval of the Food and Drug Administration Bureau of the Republic of Uzbekistan for our TP-5 products in 2004. We are in the process of applying to South Korea and Indonesia Food and Drug Administrations for certifications.

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce our rights or defend us, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, and business prospects.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

While we believe that the technology we use is not protected by any patent or intellectual property rights, we face the risk of being the subject of intellectual property infringement claims. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic events.

Almost all of our manufacturing and research and development facilities are located in a single location in Hainan Province, China. Typhoon happens frequently during the summer in Hainan Province, which will possibly ruin our manufacturing facilities. In addition, other natural disasters or catastrophic events, including power interruptions, water shortages, storms, fires, earthquakes, terrorist attacks and wars could disrupt our operations. Although we have some spare facilities, we do not maintain all back-up facilities for the continued operation of our business in the above circumstances. We might suffer losses as a result of business interruptions and our operations and financial results might be materially and adversely affected should these catastrophic events occur. Moreover, any such event could delay our research and development programs which will adversely impact our business operations and financial results.

If we are unable to successfully operate and manage our manufacturing operations, we may experience a decrease in revenues.

As we ramp up our manufacturing operations to accommodate our planned growth, we may encounter difficulties associated with increasing production scale, including shortages of qualified personnel to operate our equipment or manage manufacturing operations, as well as shortages of key raw materials for our products. In addition, we may also experience difficulties in producing sufficient quantities of products or in achieving desired product quality. If we are unable to successfully operate and manage our manufacturing operations to meet our needs, we may not be able to provide our customers with the quantity or quality of products they require in a timely manner. This could cause us to lose customers and result in reduced revenues.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

We may require additional cash resources in the future due to changed business conditions or other future developments. We cannot assure you that our revenues will be sufficient to meet our operational needs and capital requirements in the future. In the past, we have not encountered difficulties in obtaining financing. However, we cannot assure you that financing will be available in amounts or on terms acceptable to us. Our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our shareholders.

Risks Related To Our Management and Internal Control

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure of which may prevent us from accurately reporting our financial results or detecting and preventing fraud.

We are constantly striving to establish and improve our business management and internal control over financial reporting to forecast, budget and allocate our funds. However, as a Chinese company that has recently become a US public company, we face difficulties  in hiring and retaining a sufficient number of qualified employees to achieve and maintain an effective system of internal control over financial reporting in a short period of time. As a result, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet international standards in a short period.

We depend on key personnel for our business operations, whose discontinuance could incur high replacement costs.

Our future success depends substantially on the continued services of our executive officers, especially Mr Xueyun Cui, our chairman, Mr. Xiaoqun Ye, our chief executive officer, and chief quality control officer, Zhenhong Ling. Although we have long-term employment contracts with management personnel, if one or more of our key executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses and require additional time to recruit and retain new officers.

Risks Related To The Industry

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

In order to manufacture and market our products, we are required to obtain various authorizations from governmental regulatory authorities in China and other countries. If we fail to obtain clearance or approvals in a timely fashion, our business may be significantly affected.

The sale and marketing of our products are subject to regulation in China. We are required to obtain registrations with the State Food and Drug Administration ( the “SFDA”) and the regulatory authorities in charge of the approval in countries where we plan to export. The process for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable. In addition, the relevant regulatory authorities may introduce additional requirements or procedures that have the effect of delaying or prolonging the regulatory clearance or approval for our existing or new products. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, our business could be significantly disrupted, and sales and profitability could be materially and adversely affected.

We are required to obtain registration certificates from the SFDA in order to sell our drugs. We will need to renew the registration certificates once they expire. We are also required to obtain production permits from the provincial level food and drug administration before commencing the manufacture of our products. Once our production permits for the manufacture of our products expire, we will need to renew such production permits. We do not foresee any significant difficulties in obtaining such renewal. But if we fail to obtain such renewal in a timely fashion, our business may be adversely affected.

In April 2007, the SFDA announced a new regulation that was implemented on October 1, 2007. Reagents used for IVD testing are divided into six different categories, Classes I through VI, depending on the degree of risk associated with each reagent, with the lower number of class representing longer period of exclusive licensing right.  We list our products below to classify them into different categories.

Product Name	Category	Registration certificate expire date
Thymopentin for Injection (TP-5)	Class 5	Dec 2010
Desmopressin Acetate Injection (DDAVP)	Class 6	May 2011
Somatostatin for Injection (SS)	Class 6	Nov 2014
Thymosin a1 for Injection (Alpha 1)	Class 4	Sep. 2010

We are required to obtain a registration certificate for each reagent prior to selling that reagent for clinical use. However, a reagent that is used for research purpose only is exempt from registration and/or approval. A reagent kit intended for research use only must comply with the labeling requirements that present the statement: “For research use only. Not for use in diagnostic procedures” on the package.  Before receiving the necessary registration certificates, these products can be sold for research only. Thus, this may delay the surge of sales in these products.

Outside the PRC, our ability to market any of our potential products is contingent upon receiving marketing authorizations from the appropriate foreign regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the SFDA approval process described above and may include additional risks.

We may not be able to comply with applicable good manufacturing practice requirements and other regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to comply with applicable good manufacturing practice regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we can use them to commercially manufacture our products and are subject to inspection by regulatory agencies.

If we fail to comply with applicable regulatory requirements at any stage during the regulatory process, including following any product approval, we may be subject to sanctions, including:

•	fines;

•	product recalls or seizure;

•	injunctions;

•	refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;

•	total or partial suspension of production;

•	civil penalties; and

•	withdrawals of previously approved marketing applications.

Unpredictable local policy changes where our factories are located may adversely affect our business.

Our business activities are regulated by Chinese laws and local regulations regarding food, nutritional products and medicine.  Some of these local regulations are related to administrative permits and approvals.  The expiration or restrictions on these permits or approvals for our drugs may adversely affect our sales. Recent policy changes on drug sales dramatically affect our drug sales price and sales entrance to various hospitals.  As a result, these changes may adversely affect our results of operations and financial conditions.

New product development in the medicine and supply industry is both costly and labor-intensive and has a very low rate of successful commercialization.

Our success will depend in part on our ability to enhance our existing products/drugs and to develop and acquire new drugs. The development process for medical products is complex and uncertain, as well as time-consuming and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that:

•	our product/drug development will be successfully completed;

•	necessary regulatory clearances or approvals will be granted by SFDA, or other regulatory bodies as required on a timely basis, or at all; or

•	any product/drug we develop can be commercialized or will achieve market acceptance.

Also, we may be unable to locate suitable products/drugs to acquire or acquire such products/drugs on commercially reasonable terms. Failure to develop or acquire, obtain necessary regulatory clearances or approvals for, or successfully commercialize or market potential new products/drugs could have a material adverse effect on our financial condition and results of operations.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidate will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including with no limitation:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, the SFDA, any SFDA-equivalent in foreign jurisdictions, may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory bodies find deficiencies in our Investigational New Drug, or IND, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

The results of our clinical trials may not support our product candidate claims.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates.

Physicians, patients and other end consumers may abandon existing or chose not to accept and use our new drugs.

Physicians and patients may not accept and use our products. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;

•	post-effectiveness of our product relative to competing products; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current and future products to generate substantially all of our product revenues for the foreseeable future, the failure to find market acceptance would harm our business and could require us to seek additional financing.

Competition in the markets in which we operate is expected to increase in the future.

Certain of our existing and potential competitors have significantly greater financial, research and development, sales and marketing, personnel resources and other resources than we do. Competition will intensify as other companies enter our markets. Competing companies may succeed in developing products that are more effective or less costly than those that we may offer, and these companies may also be more successful in marketing their products. Competing companies may also introduce competitive pricing measures that adversely affect our sales levels and margins. If we do not adequately address our competitive challenges, we could lose sales and market share and fail to grow our business as planned, which would have a material adverse effect on our financial condition, results of operations and future growth.

In addition, we believe that corrupt practices in the healthcare industry in China still occur. In order to increase sales, certain manufacturers or distributors of medical devices may pay kickbacks to hospital personnel who make procurement decisions. We prohibit our employees from engaging in such practices and, to our knowledge, none of our distributors engages in such practices. However, as competition intensifies in the medical device and supplies industry in China, we may lose sales, customers or contracts to competitors to the extent we or our distributors refuse to engage in such practices.

We face competition from multi-national corporations with more resources where we are at a disadvantage.

In the poly peptide drug industry, there are competitions from multi-national conglomerates. With the fast-changing nature of the drug industry, we face competitions from these multi-national corporations which have better resources. These corporations have more diversified products, longer manufacturing and sales history and better commercialization of their products.  Competitions from these international players may have adverse impacts on our business conditions.

We face intense competition that may prevent us from maintaining or increasing market share for our existing products and gaining market acceptance of our future products. Our competitors may develop or commercialize products before or more successfully than us.

The pharmaceutical market in China is intensely competitive, rapidly evolving and highly fragmented. Our competitors may develop products that are superior to or more affordable than ours or they may more effectively market products that compete with ours. We face direct competition from manufacturers of other medicines that are similar to our products. We also face competition from western manufacturers of medicines, including multinational companies, that manufacture medicines with similar curative effects and that can be used as substitutes for our products. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. Many of our competitors also have better brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

The production of our products/drugs depends on the supply of quality medicinal raw materials.

The production of our products/drugs depends on the supply of raw materials of suitable quality. The supply and market prices of these raw materials may be adversely affected by various factors such as weather conditions and the occurrence of natural disasters or sudden increases in demand that would impact our costs of production. There is no assurance that we would be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or the market prices of raw materials may adversely affect our results of operations and profitability.

If we do not keep pace with rapid technological change, we will be unable to capture and sustain a meaningful market position.

The pharmaceutical industry in China is characterized by rapid changes in technology, constant enhancement of industrial know-how and the frequent emergence of new products. Future technological improvements and continued product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness. Therefore, our future success will largely depend on our ability to improve our existing products, diversify our product range and develop new and competitively priced products that can meet the requirements of the changing market. Should we fail to respond to these frequent technological advances by improving our existing products or developing new products in a timely manner, or should these products do not achieve a desirable level of market acceptance, this may adversely affect our business and profitability.

The ongoing anti-corruption campaign initiated by the Chinese government targeting state-owned hospitals could adversely affect our sales designated for hospitals.

The Chinese government has recently launched a nationwide campaign against corrupt practices that have been frequently engaged by state-owned hospitals in China, including their acceptance of kickbacks or other illegal gains and benefits in connection with their providing medical services and purchasing medical equipment and medicines. In mid-2006, the PRC Ministry of Health ordered all state-owned hospitals to review, among other things, their procurement policies and procedures and self-correct problems and deficiencies, if any, by the end of 2006. As a result of this campaign, many state-owned hospitals have since diverted a significant portion of their attention and resources to their self-inspection and self-correction activities and are reviewing their procurement policies. If the anti-corruption campaign becomes more intensified, causing a significant change to the hospitals’ procurement policies and procedures or otherwise resulting in a further delay for state-owned hospitals to resume their normal procurement of our products, our sales designated for hospitals, which account for a very substantial portion of our total sales, could be adversely affected.

Risks Related To Doing Business In China

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

All of our business operations are conducted in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The Chinese economy differs from the economies of most developed countries in many respects, including level of government involvement in economic activities, stage of national development, and control of foreign exchange.

While the Chinese economy has grown significantly in the past twenty years, the growth has been uneven, both geographically and among various sectors of the economy. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation of laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

Recent PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to distribute profits to us or otherwise adversely affect us.

China State Administration of Foreign Exchange, or the SAFE, issued a public circular on October 21, 2005 concerning the acquisition by an offshore company controlled by PRC residents of onshore assets in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE. Furthermore, PRC residents who are shareholders of SPVs established before November 1, 2005 are required to register with a local branch of the SAFE before March 31, 2006.

The beneficial owners of our company who are PRC residents are required to update their respective registrations with the local branch of the SAFE. However, we cannot assure you that these beneficial owners will update their registrations with the local branch of the SAFE in full compliance with the October 2005 SAFE circular. The failure or inability of beneficial owners of our company who are resident in the PRC to comply with the registration procedures set forth in the October 2005 SAFE circular may subject these beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to us or otherwise adversely affect our business.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with this transaction under a recently adopted PRC regulation.

On August 8, 2006, six PRC regulatory agencies, the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule requires offshore SPVs that are controlled by PRC individuals and that have been formed through acquisitions of PRC domestic companies for the purpose of seeking a public listing on a stock exchange outside China to obtain CSRC approval prior to publicly listing their securities on a stock exchange outside China. Previously the CSRC approval was not needed for this type of listing on a stock exchange outside China. On September 21, 2006, the CSRC published a notice on its website specifying the documents and materials that SPVs are required to submit when seeking CSRC approval for their listings outside of China. The interpretation and application of the New M&A Rule remain unclear, and we cannot assure you that this transaction does not require approval from the CSRC. These uncertainties could inhibit or delay the completion of this transaction. On the other hand, if CSRC approval is required for this transaction, our failure to obtain or delay in obtaining the CSRC approval for this transaction would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on our operations in China, restriction or limitation on our ability to pay dividend outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, results of operations and financial conditions.

The New M&A Rule also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other traditional Chinese medicine businesses. Complying with the requirements of the New M&A Rule in completing this type of transactions could be time-consuming, and any required approval processes, including Ministry of Commerce approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Your legal protection could be limited. Our business is largely subject to the uncertain legal environment in China.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past twenty years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involves uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. Laws, regulations or enforcement policies in China, including those regulating medical devices and supplies, are evolving and subject to future change.

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management in China.

Substantially all of our assets and our subsidiaries are located in China. In addition, all of our directors and officers reside within China, including our certified public accountant (“CPA”). As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon most of our directors and officers and our CPA, including with respect to matters arising under the U.S. federal securities laws or applicable state securities laws. Moreover, China is not a party to any treaties providing for reciprocal enforcement of judgments of courts with the United States or most other western jurisdictions. As a result, recognition and enforcement in China of judgments of a court in the United States or any other jurisdictions mentioned above in relation to any matter may be difficult or impossible. In addition, you will have difficulties in bring an original action in a Chinese court to enforce liabilities against our directors, officers and our CPA based upon the U.S. federal securities laws.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we hold in Chinese properties.

Inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively .

The majority of our revenues will be settled in RMB or Chinese Yuan and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

The fluctuation of the RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy resulted in an approximately 20.6% appreciation in the value of the RMB against the U.S. dollar between July 21, 2005 and June 25, 2008. Since the adoption of this new policy, the value of RMB against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar. As we import certain materials and supplies for reagent kits from the United States, Finland and Sweden, fluctuations in the value of the RMB against the currencies of those countries may increase the cost of our reagent kits. For example, to the extent that we need to convert U.S. dollars we receive from our initial public offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

We may not be able to distribute our assets upon liquidation and dividend payment will be subject to restrictions under Chinese foreign exchange rule

Our assets are predominately located inside China. Under the laws governing foreign investment enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as  the foreign exchange control. This may generate additional risk for our investors in case of liquidation. See “Statutory Reserves”.

A newly enacted PRC tax law could increase the enterprise income tax rate applicable to our principal subsidiaries in China, which could have a material adverse effect on our results of operations.

The newly enacted PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law adopts a uniform income tax rate of 25% for most domestic enterprises and foreign investment enterprises. It provides a five-year transition period from its effective date for enterprises established before the promulgation date of the EIT Law which were entitled to a preferential lower tax rate under the then effective tax laws or regulations. The State Council issued the Notice on Implementation of the Transition Period for Preferential Enterprise Income Tax, or the Transition Implementation Notice, on December 26, 2007, which provides detailed rules on how preferential tax rate under previous income tax laws or regulations would transition to the uniform 25% EIT rate. Furthermore, under the EIT Law, entities that qualify as “high and new technology enterprises” will enjoy a preferential EIT rate of 15%. The Ministry of Science and Technology, the Ministry of Finance and the State Administration of Taxation issued the Measures on Qualification of High and New Technology Enterprises, or Circular 172, on April 14, 2008, which provides detailed standards for “high and new technology enterprises”. In addition, according to the Notice on Prepayment of Enterprise Income Tax issued by the State Administration of Taxation, enterprises that have previously been certified as a “high and new technology enterprise” shall pre-pay its EIT in the rate of 25% temporarily until it is re-certified as a “high and new technology enterprise” under Circular 172.

We have applied for and have been recognized as Hainan “high and new technology enterprises” under Circular 172 in December 2008 and enjoyed preferential rate of 15% in 2008. The period of validity of the qualification is 3 years, counted from the date of approval of qualification, therefore we will enjoy a further two years preferential tax rate at 15% for 2009 and 2010. Enterprises may apply for re-recognition according to the EIT Law 3 months in advance of expiration of qualification, if the applicant fail to file an application in limited time or meet the requirement of re-recognition, the hi-tech qualification will cease to be effective automatically.

While we may apply for re-recognition of our subsidiaries in China as hi-tech enterprises to reduce our income tax expense, we cannot guarantee that our application will be successful. In addition, if there are substantial changes taking place during our operation or technology production (such as enterprise merging, reorganization or business switch), we will probably fail to meet requirement for hi-tech enterprise and our qualification will be terminated accordingly.

In that case, we expect our income tax expense to increase significantly in the coming years.

If we receive dividends from our operating subsidiaries located in the PRC, such dividends may be subject to PRC withholding tax.

 The newly enacted EIT Law and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that a maximum income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, the State Council has reduced such rate to 10% through the implementation regulations. We are a Nevada holding company and may receive dividends from our operating subsidiaries located in the PRC. Thus, dividends paid to us by our subsidiaries in China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law to pay income tax for any dividends we receive from our subsidiaries, our income tax expenses will be increased and the amount of dividends, if any, we may pay to our shareholders may be materially and adversely affected.

We may be deemed a PRC resident enterprise under the EIT Law and be subject to the PRC taxation on our worldwide income.

The EIT Law also provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations for the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC resident enterprise. If we are treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and results of operations, although dividends distributed from our PRC subsidiaries to us could be exempt from Chinese dividend withholding tax, since such income is exempted under the new EIT Law to a PRC resident recipient.

We have limited business insurance coverage in China, which could harm our business.

We are exposed to many risks, including equipment failures, natural disasters, industrial accidents, power outages, and other business interruptions. We do not carry business interruption insurance and as a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us. We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims significantly, it would have a material adverse effect on our financial condition and results of operations.

Any future outbreak of severe acute respiratory syndrome or avian influenza in China, or similar adverse public health developments, may severely disrupt our business and operations.

A renewed outbreak of severe acute respiratory syndrome, the Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our revenues are derived from, could have a negative effect on our operations. In addition, there have been confirmed human cases of avian influenza in PRC, Vietnam, Iraq, Thailand, Indonesia, Turkey, Cambodia and other countries which have proven fatal in some instances. If such an outbreak or any other similar epidemic were to spread in China, where our operations are located, it may adversely affect our business and operating results. Such an outbreak could have an impact on our operations as a result of quarantines or closures of our manufacturing facilities or the retail outlets, which would severely disrupt our operations, the sickness or death of our key officers and employees, and a general slowdown in the Chinese economy.

Risks Related To The Market For Our Stock

Our Common Stocks subject to price volatility and may result in losses for investors.

The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations exclusively in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public perception of these companies could decrease our stock price regardless of our operating results. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control.

These factors include without limitation actual or anticipated variations in our quarterly operating results, announcements of technological innovations or new products or services by us or our competitors, announcements relating to strategic relationships or acquisitions, additions or terminations of coverage of our common stock by securities analysts, statements by securities analysts regarding us or our industry, conditions or trends in the our industry, and changes in the economic performance and/or market valuations of other medical product companies.

The prices at which our common stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay cash dividends in the foreseeable future.

We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain in your investment for the foreseeable future.

Our chief executive officer could exert significant influence over our significant corporate decisions and may act in a manner that advances his best interests and not necessarily those of other stockholders.

Our Chairman, Xueyun Cui, beneficially own approximately 90.09% of our common stock. As a result,  Mr. Cui may be able to influence significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets and he may act in a manner that advances his best interests and not necessarily those of other stockholders, including investors in this offering, by, among other things: delaying, deferring or preventing a change in control of us; entrenching our management and/or our board of directors; impeding a merger, consolidation, takeover or other business combination involving us; discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

There is currently a very limited trading market for our common stock

Our common stock is quoted on the OTCBB. However, our bid and asked quotations have not regularly appeared on the OTCBB for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). You may not be able to sell your shares due to the absence of a trading market.

We will incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.

As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

We may require additional capital, which may not be available on commercially reasonable terms, or at all.

Capital raise through the sale of equity securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may be unavailable in amounts or on terms acceptable to us, or at all. Failure to obtain such additional capital could have an adverse impact on our business strategies and growth prospects.

Our future capital raising and the conversion of our outstanding shares of preferred stock and warrants may dilute our shareholders’ equities.

If we need to obtain external financing, our capital raising could require us to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or equity-linked securities could result in additional dilution to our then existing shareholders.

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

All our properties are located in Haikou City, Hainan Province, PRC.  Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.   We have land use rights for two pieces of land with an area approximately 39,300 square meters and 28,477 square meters, respectively and with expiration dates in 2064 and 2063, respectively.  The structure on the land covers an area of approximately 15,549 square meters including two manufacturing facilities, an office building, and a warehouse.  We are in the process of registering the legal title to these land use rights with the local government authorities and expect to complete the registration by June 30, 2010.

One facility covers an area of 7,787 square meters and utilizes world advanced solid phase peptide synthesis (SPPS) and purifying technology with an annual capacity to synthesize 10 kg TP-5, 1 kg DDAVP, 1.5 kg Somatostatin for injection and 4kg TA for injection in bulk and manufacture 10 million bottles of freeze dry power of TP-5, DDAVP, SS and TA. We believe it is the largest synthesis plant in Asia. The other facility was only completed in July 2008 with an area of 7762 square meters.  Its designed annual capacity is 150 million tablets, 120 million capsules, 30 million granules bags, 20 million freeze-dried powder bottles, 30 million bottles small volume injection (resistant bottles), and 10 million small-capacity injection (pre-filling syringes). Our phase II pharmaceutical plant, Injection Preparation Plant has obtained GMP approval on September 29, 2008 and went into production in October of that year. The Solid Oral Preparation Plant has been installed and debugged completely; expecting to get GMP approval in April of 2009 and begin production thereafter.

Our main manufacturing equipment was imported from abroad and our auxiliary equipment was made in China. They include pumps, dryers, compressors, air conditioning units, synthesizers, automatic liquid injection assembly, and testing instruments such spectrometers.  We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Price of and Dividends on the Registrants Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "KURU OB" since November 6, 2008.

The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
October 31, 2007	1.01	0.65
January 31, 2008	1.35	1.01
April 30, 2008	1.01	0.8
July 31, 2008	1.01	0.8
October 31, 2008	3.90	3.9
January 31, 2009	1.3	1.3
March 20, 2009	1.3	1.3

*The reverse merger occurred on September 16, 2008 and there was no or minimal trading of our common stock prior to the reverse merger.

Holders

As of March 30, 2009, we had 13 stockholders of record  holding  an aggregate of 25,000,000 issued and outstanding shares of our common stock.

Dividends

On December 31, 2007, Zhonghe distributed RMB 49,140,000,or approximately US $5.98 million common stock dividend to its shareholders. During fiscal year ended December 31, 2008, the Company did not distribute any stock or cash dividends and the Company does not anticipate to distribute any stock or cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes, and the other financial information included in this annual report on Form 10-K.

	The year ended Dec. 31, 2008	The year ended Dec. 31, 2007	The year ended Dec. 31, 2006
Consolidated Statement of Operations	($)	($)	($)
	(audited)	(audited)	(audited)

Sales (net of discounts, returns and allowances)	11,622,503	7,471,326	4,740,787
Other sales
Cost of sales	(3,410,891)	(3,134,608)	(2,233,287)

Gross profit	8,211,612	4,336,718	2,507,500

Selling expenses	(687,949)	(1,416,469)	(334,933)
General and administrative expenses	(1,456,340)	(1,243,259)	(907,052)
Unusual charge-Make good provision	(1,300,000)
Income from operations	4,767,323	1,676,990	1,265,515

Interest expense, net	(495,557)	(543,400)	(232,536)
Other income	2,670,040	70,077	67,533
Income before taxation	6,941,806	1,203,667	1,100,512

Income tax	(907,439)	56,796	(63,828)
Minority interest	(64,658)	(11,095)	(9,136)
Net income	5,969,709	1,249,368	1,027,548

Basic earnings per share	0.24	0.05	0.04
Diluted earnings per share	0.24	0.05	0.04

	As of	As of	As of
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006
Consolidated Balance Sheets	($)	($)	($)
	(audited)	(audited)	(audited)
Current Assets	14,624,269	6,369,578	15,440,032
Total Assets	28,641,878	19,762,486	18,790,635

Current Liabilities	3,302,601	3,490,290	6,356,766
Total Liabilities	9,839,006	9,282,765	6,367,825
Minority Interest	169,145	103,365	109,498
Total Stockholders’ Equity	18,633,727	10,376,356	12,313,312

Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Introduction

The following discussion of the results of our operations and financial condition should be read in conjunction with consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein. The following discussion includes forward-looking statements regarding business prospects, financial trends and accounting policies that may affect our future operating results, financial position and cash flows. We use words such as “will,’’ “anticipate,’’ “estimate,’’ “expect,’’ “project,’’ “intend,’’ “plan,’’ “believe,’’ “forecast’’ and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

MD&A is organized as follows:

Overview  This section provides a general description of our corporate structure and the scope of our operation.

Critical Accounting Policies and Estimates  This section identifies those accounting policies and accounting estimates that are considered important to the Company’s results of operations and financial condition, require significant judgment and require estimates on the part of management in application.

Results of Operations  This section provides an analysis of Kun Run’s results of operations for the two years ending December 31, 2008 and 2007.

Liquidity and Capital Resources  This section provides an analysis of Kun Run’s cash flows for the two years ended December 31, 2008 and 2007, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2008.

Off-Balance Sheet Arrangements  This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Camelot’s financial condition.

Recently issued accounting pronouncements  This section provides a quick look at the new guidance affected the accounting issued by the Financial Accounting Standard Board (“FASB”).

Overview

We are engaged, through Hainan Zhonghe Pharmaceutical Co., Ltd., our China based subsidiary (99.12% ownership), in the development, manufacture, marketing and sale of prescription polypeptide drugs. Our principal products are polypeptide derivatives. Our products are sold primarily in China through Chinese domestic pharmaceutical distributors licensed by the Chinese government. Our manufacturing and sales facilities are located in the City of Haikou, Hainan Province.

Critical Accounting Policies and Estimates

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment and pharmaceutical licenses and patents. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of December 31, 2008 and 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People of Republic of China (the "PRC"), which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers representing 10% or more of the Company’s sales are :-

	Year ended December 31,
	2008	2007

Chongqing Dinghaiqu Pharmaceutical Ltd.	$1,152,790	$400,408
Beijing Xingshengyuan Pharmaceutical Ltd.	956,585	2,276,113
	$2,109,375	$2,676,521

Details of customers for 10% or more of the Company's trade receivables are :

	Year ended December 31,
	2008	2007

Beijing Xingshengyuan Pharmaceutical Ltd.	$1,240,606	$2,053,003
Hainan Heyi Pharmaceutical Ltd.	714,549	68,950
	$1,955,155	$2,121,953

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars and US dollars.

Allowance for doubtful debts

The Company establishes an allowance for doubtful debts based on management’s assessment of the ability to collect trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the following rates of general provision provided on gross amount of trade receivables:
Rate

Aged within 1 year	10%
Aged over 1 year but within 2 years	40%
Aged over 2 years but within 3 years	80%
More than 3 years	100%

Additional specific provision is made against trade receivables whenever they are considered to be doubtful.

Bad debts are fully written off when identified or the trade receivable has aged more than 3 years. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Provision for doubtful debts of $281,698 and $322,348 are included in selling expenses for two years ended December 31, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase with its projected demand requirements; decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. During the reporting periods, all of the Company’s drug products were saleable with high profit margins; the Company did not make any allowance for slow-moving or defective inventories.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:
	Annual rate	Residual value

Buildings	2.5 - 5%	5%
Plant and machinery	10 - 20%	3%
Motor vehicles	14 - 20%	5%
Furniture, fixtures and equipment	20%	3%
Leasehold improvements	20%	Nil

Construction in progress mainly represents expenditures in respect of Zhonghe’s new offices and factories under construction. All direct costs relating to the acquisition or construction of Zhonghe’s new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Pharmaceutical license

Pharmaceutical licenses are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over their useful lives of 5 years.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 55 and 56 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No.144. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Minority interests

Minority interests resulted from the consolidation of 99.12% owned subsidiary, Zhonghe, which was acquired on September 16, 2008.

Government subsidy income

Government subsidy income was $31,003 for the year ended December 31, 2008 (2007: $22,225). It mainly consisted of receipt of funds granted to subsidize the research and development activities in relation to the Zhonghe’s qualification of new and high technology. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognized as income for the year.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery, the sales price is fixed or determinable and collection is reasonably assured.

Advertising and research and development expenses

Advertising and research and development expenses are charged to expense as incurred.

Research and development expenses consist primarily of remuneration for research and development staff and material costs for research and development.

Cost of sales

Cost of sales consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling expenses

Selling expenses are mainly consists of advertising, commission, entertainment, salaries, transportation cost and traveling expense which are incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, labor protection and salaries and wage which are incurred at the administrative level and exchange difference.

Stock-based compensation

The Company adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Comprehensive income

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2008 and 2007 were RMB1 for $0.1467 and $0.1371 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Financial Accounting Standards No. 159 fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair value due to short maturities or the applicable interest rates approximate current market rates:-

	As of December 31, 2008		As of December 31, 2007
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$6,528,150	$6,407,755	$7,163,475	$7,108,459

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

	Year ended December 31,
	2008	% as of total sales	2007	% as of total sales	Variance %
REVENUES	$11,622,503	100%	$7,471,326	100%	56%
LESS: COST OF SALES	(3,410,891)	29%	(3,134,608)	42%	9%
GROSS PROFIT	8,211,612	71%	4,336,718	58%	89%
GROSS PROFIT RATIO	71%		58%		13%

OPERATING EXPENSES
SELLING EXPENSES	(687,949)	6%	(1,416,469)	19%	-51%
ADMINISTRATIVE EXPENSES	(1,184,864)	10%	(967,121)	13%	23%
RESEARCH AND DEVELOPMENT COSTS	(271,476)	2%	(276,138)	4%	-2%
UNUSUAL CHARGE-MAKE GOOD PROVISION	(1,300,000)	11%	-	0%	100%
INCOME FROM OPERATIONS	4,767,323		1,676,990		184%

SUBSIDY INCOME	31,003	0%	22,225	0%	39%
INTEREST INCOME	50,438	0%	$2,741	0%
GAIN ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	2,416,110	21%	-	0%	100%
OTHER INCOME	222,927	2%	47,852	1%	366%
FINANCE COSTS	(545,995)	5%	(546,141)	-7%	0%
PROFITS BEFORE TAXATION	6,941,806	60%	1,203,667	16%	477%

INCOME TAX	(907,439)	8%	56,796	1%
MINORITY INTEREST SHARE OF PROFITS	(64,658)	1%	(11,095)	0%
NET INCOME	5,969,709	51%	1,249,368	17%	378%
OTHER COMPREHENSIVE INCOME
FOREIGN CURRENCY TRANSACTION ADJUSTMENTS	858,953	7%	115,366	2%
TOTAL COMPREHENSIVE INCOME	$6,828,662	59%	$1,364,734	18%

EARNINGS PER SHARE: BASIC AND DILUTED	$0.24		$0.05		380%

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	24,467,808		24,250,000

Revenues

	Year ended December 31,
	2008	As of total sales %	2007	As of total sales %	Variance %
REVENUES	11,622,503	100%	7,471,326	100%	56%
COST OF SALES	(3,410,891)	-29%	(3,134,608)	-42%	9%
GROSS PROFIT	8,211,612	71%	4,336,718	58%
GROSS PROFIT RATIO	71%		58%		13%

Revenues for the year ended December 31, 2008 were $11.6 million, an increase of $4.1 million, or 56% over revenues for the year ended December 31, 2007. Revenues by product categories were as follows:

Product	Year ended December 31, 2008		Year ended December 31, 2007		Variance
	Amount	%	Amount	%	%
	(USD)	as of total sales	(USD)	as of total sales
TP-5 Products
TP-5 powder for injection (1mg)	1,940,855	17%	2,267,669	30%	-14%
TP-5 powder for injection (10mg)	681,321	6%	1,126,567	15%	-40%
TP-5 pre-filled injection (1ml:1mg)	1,185,292	10%	973,066	13%	22%
TP-5 pre-filled injection (1ml:10mg)	2,364,188	20%	1,001,990	14%	136%
Sub-total ( TP-5 products)	6,171,656	53%	5,369,292	72%	15%
Other products
SS for injection 3mg	961,266	8%	692,888	9%	39%
SS for injection 0.25mg			-13,011	0%	-100%
Thymosin á1 for injection 1.6mg	3,247,576	28%	936,780	13%	247%
DDAVP Injection 1ml:4ug	800,680	7%	309,062	4%	159%
DDAVP Injection 1ml:15ug	330,934	3%	136,701	2%	142%
Granisetron Hydrochloride Injection 3ml:3mg	82,147	1%	17,021	0%	383%
Ozagrel Sodium for Injection 80mg	23,807	0%	22,593	0%	5%
Others	4,437	0%			100%
In Total	11,622,503	100%	7,471,326	100%	56%

TP-5 is our major product, accounting for 53% of total revenues and contributed $6.2 million of sales for the year ended December 31, 2008, an increase of $802,364, or 15%, as compared to 2007. Since the Company possesses a solution patent for TP-5 pre-filled injections, we enjoyed a stable selling price and strong growth in revenue for TP-5 pre-filled injections, contributing to the total increase in TP-5 as a whole.

Within the TP-5 product category, the total revenue from TP-5 powder for injection decreased to $2.6 million in 2008 from $3.4 million in 2007, representing a 23% decrease. In contrast, the sales of other TP5 products, TP-5 pre-filled injections, increased to $3.5 million during 2008 from approximately $2.0 million during 2007, representing an 80% increase. These contradictory results are primarily due to the increased market preference to TP-5 pre-filled injection products because they are easier to use and the dosage is more precise. The revenue decrease from TP-5 powder products was mainly due to a lower selling price and the market erosion related to TP-5 pre-filled injections.

Sales of Somatostatin for injection (3mg) accounted for 8% of total sales in 2008, increasing 39% to $961,266 in 2008 from $692,888 in 2007. This was a result of increased sales due to increased brand recognition.

Thymosin Alpha 1 injection (1.6mg) revenues have grown steadily since it was introduced to the market in 2005. The sales volume of Alpha 1 injection significantly increased in 2008. Additionally, the Company strengthened scholarly promotion for Alpha 1 injections in 2008 and benefited from the fact that there were few competitors in this drug category. Meanwhile, our Thymosin Alpha 1 for injection (1.6mg) became very popular in the market and a strong market demand on Thymosin Alpha 1 injection (1.6mg) made it the best selling product in 2008, which contributed $3.2 million in revenue (28% of the total sales) for the year ended December 31, 2008, representing a 247% increase from 2007.

Desmopressin acetate injection (DDAVP) also experienced significant sales growth to approximately $1.1 million for 2008 from $445,763 in 2007, representing a 154% increase.

The TP-5 market is mature and is highly competitive while the markets for Somatostatin, DDAVP and Thymosin á1 are still developing with greater market potential and less pricing pressure. Thus, the Company’s product portfolio has broadened from one single flagship product, TP-5, to four peptide products that make and will make major revenue contributions. The Company expects its current product mix to be sustained in the foreseeable future as brand recognition and product efficacy drive product acceptance in the market.

Cost of Goods Sold and Gross Profit

Cost of revenues for year ended December 31, 2008 was approximately $3.4 million, compared with $3.1 million for the same period of 2007, an increase of 9%. The gross margin for year ended December 31, 2008 was 71%, increasing from 58% for the same period of 2007.

The increase in cost of revenues was mainly due to the increase in revenues. As a percentage of revenues, the cost of goods sold disproportionately decreased to 29% for the year ended December 31, 2008 from 42% for 2007. This was mainly attributable to the following factors:

1.
We became a public company with stock trading in the United States equity markets in early 2008. This has strengthened our commitment to utilizing effective costs control systems and efficient production technology. We instituted strict standards in the selection of raw materials that are of high quality. We have reduced the raw material wastage rate and brought down the cost of goods sold in 2008. These cost controls and production technologies are expected to remain consistent in the future.

2.	We have increased sales of higher-margin products including TP-5 pre-filled injection, Thymosin alpha 1 and DDAVP.
3.	The product output for the year 2008 was twice the volume for 2007 and the fixed cost was approximately the same for both years, which caused product unit cost to decrease in 2008.

Operating Expenses

	Year ended December 31,
	2008	%	2007	%	Variance
		as of total sales		As of total sales	%
OPERATING EXPENSES
SELLING EXPENSES	687,949	6%	1,416,469	19%	-51%
ADMINISTRATIVE EXPENSES	1,184,864	10%	967,121	13%	23%
RESEARCH AND DEVELOPMENT COSTS	271,476	2%	276,138	4%	2%
UNUSUAL CHARGE-MAKE GOOD PROVISION	1,300,000	11%	-	0	100%
	3,444,289	29. %	2,659,728	36%

Selling Expenses

	Year ended December 31,		Variance
	2008	2007	Amount	%
SELLING EXPENSES
Marketing and Advertising	101,562	537,506	(435,944)	-81%
Traveling and Transportation	79,550	246,837	(167,287)	-68%
Training	-	69,640	(69,640)	-100%
Provision for doubtful debts	281,698	322,348	(40,650)	-13%
Other Selling Expenses	225,139	240,138	(14,999)	-6%
	687,949	1,416,469	(728,520)	-51%

Selling expenses stood at $687,949, or 6% of total sales, in the year ended December 31, 2008, decreasing 51% from $1.4 million for 2007. The drop was mainly due to the Company’s increased marketing budget in 2007 in order to enlarge sales and market share. Not only were marketing and advertising costs higher, but also traveling and commuting costs. These expenditures fell back to a more normal level in 2008 as our brands reached a more mature position and we did not engage in extra promotions. During 2007, the Company also implemented a training program for the sales and marketing staff. These activities did not occur in 2008, which lowered expenses in 2008.

Administrative Expenses

Our administrative expenses were approximately $1.2 million (10% of total sales) and $1.0 million (13% of total sales) for the years ended December 31, 2008 and 2007, respectively. The details of general and administrative expenses were as follows:

	Year ended December 31,		Variance
	2008	2007	Amount	%
ADMINISTRATIVE EXPENSES
Consultancy fee	377,996	21,754	356,242	1638%
Audit fee	83,203	37,447	45,757	122%
Traveling and Transportation	36,654	195,462	(158,808)	-81%
Entertainment	12,311	61,914	(49,603)	-80%
Office supplies	15,210	90,287	(75,077)	-83%
Depreciation	124,340	40,042	84,298	211%
Environmental charges	-	54,861	(54,861)	-100%
Others	535,150	465,354	69,795	15%
	1,184,864	967,121	217,743	23%

1)
Consultancy fees paid under the Stock Purchase Agreement (see COMPENSATION CHARGES of this section) were $377,996, the primary contributing factor to the increase in our administrative expenses in 2008 as compared to 2007.

2)
Traveling and transportation and entertainment costs decreased by $158,808 (81%) and $49,603 (80%), respectively. Expenses for office supplies decreased by $75,077, or 83%, as compared to 2007, as the results of increased cost controls on general and administrative procedures in 2008.

Research and Development Costs

Research and development expenses were $271,476 in 2008, representing a slight decrease as compared to $276,138 in 2007. Research and development costs were mainly cost for clinical analysis, registration and consumption of test specimens for our new products.

Unusual Charge-Make Good Provision

In connection with the Stock Purchase Agreement dated August 15 2008, Mr. Xueyun Cui, our Chairman, has agreed to place into escrow an aggregate of 1,000,000 shares of common stock owned by him with Trixy Sasyniuk-Walt, one of the shareholders of the Company. The Escrow Shares were pledged to secure the Company’s commitment to achieve the 2008 Guaranteed After-Tax Net Income (“ATNI”).

The release of Escrow Shares to Trixy Sasyniuk-Walt or Mr. Cui will be made on or before March 31, 2009 with reference to the 2008 Guaranteed ATNI as follows:

(a)	If the 2008 Guaranteed ATNI is equal to or greater than $7,000,000, then all of the Escrow Shares shall be returned to Mr. Cui.

(b)	If the 2008 Guaranteed ATNI is less than $7,000,000, but equal to or greater than $6,000,000, then 50% of the Escrow Shares shall be released to Trixy Sasyniuk-Walt and 50% returned to Mr. Cui.

(c)	If the 2008 Guaranteed ATNI is less than $6,000,000, but equal to or greater than $5,000,000, then 75% of the Escrow Shares shall be released to Trixy Sasyniuk-Walt and 25% returned to Mr. Cui.

(d)	If the 2008 Guaranteed ATNI is less than $5,000,000, then all of the Escrow Shares shall be released to Trixy Sasyniuk-Walt.

For the purpose of determining whether or not the 2008 Guaranteed ATNI threshold has been met, the compensation charges from the release of any shares to Mr. Cui and payment to Halter Capital Corp. ("Halter") under the term of the Consulting Agreement dated August 15, 2008 will not be deemed an expense to the Company.

Excluding the compensation charges of $1,300,000 and consultancy fee of $317,069 to Halter, the net income is $7,586,778 for the fiscal year ended December 31, 2008 and thus the Company has achieved the 2008 Guaranteed ATNI.

Following the achievement of the 2008 performance criteria, the Escrow Shares to be released back to Mr. Cui is treated as an expense for the amount of the market value of the shares (i.e. $1.30) as of the date of the performance goals are met, i.e. December 31, 2008. The total expense recognized for the fiscal year 2008 is $1,300,000 ($1.30×1,000,000).

Income from Operations

Income from operations increased 184% to $4.8 million in 2008 from $1.7 million in 2007. The sharp increase in income from operations was primarily due to our strong marketing and sales efforts and efficient cost control systems.

Interest Income

Interest income for 2008 was $50,438, as compared to $2,741 for 2007. The increased income was accrued from the principal amount of $4.4 million due from Hainan Zhonghe Group at an interest rate of 5.31% per annum, unsecured and repayable on demand.

The loan was mainly used by a subsidiary of Hainan Zhonghe Group, Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd., to research and develop the new product, Entecavir, which is expected to launch in 2009.

Other Income

	Year ended December 31,
	2008	As of total sales %	2007	As of total sales %	Variance %
OTHER INCOME
Rental income	$222,515	2%	$47,852	1%	365%
Others	412	0%	-		100%
	$222,927		$47,852

Rental Income

Rental income was $222,515 in 2008, as compared to $47,852 in 2007. The increase was brought by our new tenant, Sinopep Pharmaceutical Inc., which rented our plant as their workshop at an annual rent of $164,388.

Gain on Disposal of Property

The disposed items were non-productive properties, including plants and building that have been idle for a long period. Management was concerned by the low rate of return on these assets and the continuing fall in the price of domestic properties influenced by the financial crisis prevailing in late 2008. The Company transferred these properties in October, 2008 to mitigate losses.

The detailed information of the properties were as listed below:
	Items	Net book value	Selling Price	Gain/(loss)

1	US Industrial county (Factory)	$239,854	$443,909	$204,055
2	Building 9, Baishayuan in Haikou (building)	110,558	147,032	36,474
3	Floor 2 and Floor4 of Baishayuan in Haikou (building)	277,576	294,180	16,604
4	Room 401 of Huaxia zhijia in Chengdu (house)	9,517	9,517	-
5	Sanya Dadonghai Villa	176,665	2,335,642	2,158,977
	Total	$814,170	$3,230,280	$2,416,110

1)	The factory located at Standard Unit 1, Industrial Street, Haikou has a net book value of $239,854. The Company sold it for an amount of $443,909 at a profit of $204,055.
2)	The building located at Building 9, Baishayuan, Wuxi Road, Haidian district, Haikou City has a net book value of $110,558. The Company sold it for an amount of $147,032 at a profit of $36,474.
3)
The building located at Floor 2 and Floor4, Multifunctional Building, Baishayuan, Wuxi Road, Haidian District, Haikou City has a net book value of $277,576. The Company sold it for an amount of $294,180 at a profit of $16,604.

4)	The apartment located at Room 401, Unit 3, Building 1, Huaxia zhijia, Youmin Middle Road, Chengdu City was sold at the price equal to its net book value of $9,517.
5)
The villa located at Haiyun Road, Dadonghai Block, Hedong District, Sanya, has a net book value of $176,665 The Company made profits in the amount of $2,158,977 from the sale at the price of $2,335,642.

Finance Costs

	Year ended December 31,
	2008	As of total sales	2007	As of total sales	Variance %
FINANCE COSTS		%		%
Interest Expenses	$495,832	4%	$530,054	7%	-6%
Bills Discounting Charges	47,177	0%	14,857	0%	218%
Bank Charges and Net Exchange Loss	2,986	0%	1,230	0%
	$545,995		546,141

Interest Expenses

Interest expenses were accrued from long-term borrowings whose balance remained unchanged between 2007 and 2008.

Net Income

Net income increased 378% to approximately $6.0 million for the year ended December 31, 2008. This was an improvement of approximately $4.8 million, from approximately $1.2 million for the same period of 2007. This increase was in line with our revenue growth and margin improvement and reflects income from disposing property that contributed an additional $2.4 million.

Excluding the effect of the $1.3 million in the above mentioned Unusual Charge-Make Good Provision, the actual net income of 2008 was $7.3 million, representing a 482% increase.

Also, among the Company’s phase II pharmaceutical plant, the Injection Preparation Plant obtained GMP certification in September, 2008 and went into production in October of the same year. The Solid Oral Preparations Plant has completed installation and debugging, expecting to obtain GMP approval in April of 2009. We believe the increased production capabilities will support our sales and marketing efforts and improve our profitability in the future.

Foreign Currency Transaction Adjustments

Exchange gains and losses arise from the re-calculation of RMB monetary assets and liabilities into U.S. dollars. The foreign exchange gain for the twelve month period ended December 31, 2008 was due to an increase in the value of the RMB relative to the U.S. dollar at December 31, 2008 compared to December 31, 2007.

Earnings per share

Earnings per share for the year ended December 31, 2008 were $0.24 per share (both basic and diluted), compared with $0.05 per share (both basic and diluted) for the same period in 2007. The increase was contributed by our increased profitability in 2008.

Excluding the effect of the $1.3 million in the above mentioned Unusual Charge-Make Good Provision, the actual net income of 2008 was $7.3 million and the Company’s earning per share as of December 31, 2008 was $0.30.

LIQUIDITY AND CAPITAL RESOURCES

CASH

At December 31, 2008, we had cash and cash equivalents totaling $433,599. Our working capital was $11.3 million, representing an increase of $8.4 million as compared to working capital of $2.9 million at December 31, 2007. Net cash provided by operating activities was approximately $5.8 million for the year ended December 31, 2008,

CASH FLOW

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

(All amounts in thousands of U.S. dollars)
	Year Ended December 31,
Cash Flow	2008	2007
Net cash provided by operating activities	5,790	(1,162)
Net cash used in investing activities	(4,937)	(4,319)
Net cash provided by (used in) financing activities	(1,129)	5,691
Net cash flow	(237)	243

Operating Activities

Net cash provided by operating activities was approximately $5.8 million for the year ended December 31, 2008, an increase of approximately $7.0 million from the net cash used in operating activities of approximately $1.2 million for the same period in 2007. The increased cash flow was due primarily to the increase of our revenue by $4.1 million in 2008 compared with 2007.

We currently generate positive cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months.

Investing Activities

Net cash used in investing activities in the year 2008 was $4.9 million, representing an increase of 617,116 from net cash used in investing activities of $4.3 million in 2007. A portion of the cash went to acquiring property, plant and equipment. We also lent $5.1 million to related companies at a fixed interest rate; the interest earned thereby will provide an inflow of cash during the next few years starting in 2009.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2008 was $1.1 million, compared with net cash provided from financing activities of $5.7 million during the same period of 2007. During this period, we repaid $1.4 million in loans to a bank.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently issued accounting pronouncements

SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

SFAS 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133"

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133"(“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

SFAS 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

SFAS No. 141 (Revised) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”(“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for Smaller Reporting Company.

Item 8. Financial Statements and Supplementary Data.

Please see Financial Statements to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting an Financial Disclosure.

There are no such reportable events as required by Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures.

(a) Management’s annual report on disclosure controls and procedures.

As required by Exchange Act Rule 15d-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective.

(b) Management’s annual report on internal control over financial reporting.

As required by Exchange Act Rule 15d-15(c), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2008.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position Held
Xueyun Cui	48	Chairman
Xiaoqun Ye	42	Chief Executive Officer
Yan Lin	37	Chief Accounting Officer

The following is a summary of the biographical information of our directors and officers:

Xueyun Cui   Mr. Cui, was elected the sole director of Kun Run Biotechnology, Inc. on September 16, 2008.  As the Chairman of the Company, he joined the Company in April 1995  and serves as Chairman from April 1995 to present.  Before joining the Company, Mr. Cui had been General Manager of Hainan Business Chemical Group for 5 years.

Xiaoqun Ye   Mr. Ye was elected the Chief Executive Officer of Kun Run Biotechnology, Inc. on September 16, 2008. He joined the Company in April 2002 as General Manager. He obtained his bachelor degree in Electronics from Shaanxi faculty of engineering.

Yan Lin, Ms. Lin was elected Chief Accounting Officer of Kun Run Biotechnology, Inc. on September 16, 2008. She joined the Company in October 2001 as Financial Manager. Ms Lin graduated from Central Finance University with a bachelor degree in accounting.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Our directors and executive officers have not, during the past five years:

•	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

•
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition and Committees

Prior to closing of the reverse merger, the board of directors was composed of only one member, Trixy Sasyniuk-Walt. Ms. Sasyniuk-Walt has submitted her resignation as our director on September 16, 2008. Mr. Xueyun Cui was appointed as our sole director upon the resignation of Ms. Sasyniuk-Walt.

We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee and a compensation committee of our board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Compensation of Directors.

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of such compensation program will be negotiated with each such director.

Family Relationships

There are no family relationships among our directors or officers.

Item 11. Executive Compensation.

The following is a summary of the compensation we paid to our now Chief Executive Officer, Chief Financial Officer and Mr. Xueyun Cui, for the two years ended December 31, 2008, and 2007, respectively. No executive officer received compensation in excess of $100,000 for any of these two years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonu s ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xueyun Cui	2008	15,574	0	0	0	0	0	0	15,574
(Chairman) (1)	2007	14,548							14,548
Xiaoqun Ye (CEO) (2)	2008 2007	11,248 10,507	0	0	0	0	0	0	11,248 10,507
Yan Lin (CAO)(3)	2008 2007	6,534 5,011	0	0	0	0	0	0	6,534 5,011

(1)	Mr. Xueyun Cui was appointed the sole director on September 16, 2008.
(2)	Mr. Xiaoqun Ye was appointed Chief Executive Officer on September 16, 2008.
(3)	Ms. Yan Lin was appointed Chief Accounting Officer on September 16, 2008.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option Plan or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2008.

Employment Agreements

We currently have long-term employment agreements with our executive officers.
The material terms are as follows:
We have signed a 5-year employment agreement with Xiaoqun Ye, our CEO. The agreement is from January 1, 2007 to December 31, 2011. Salary is based on performance subject to our productions and operations. Hours are 8 hours per day, 40 hours per week. We may arrange Mr. Ye to work overtime (no more than 3 hours a day, no more than 36 hours overtime a month) provided that Mr. Ye is paid overtime salary in accordance with the Chinese laws and regulations. Mr. Ye is eligible for standard employee benefits under Chinese laws and regulations.
We have signed a 5-year employment agreement with Yan Lin, our Chief Accounting Officer. The agreement is from January 1, 2009 to December 31, 2013. Salary is $3,519 per year with bonuses based on performance subject to our productions and operations. Ms. Lin is eligible for standard employee benefits under Chinese laws and regulations.
We do not have any employment agreement with Mr. Xueyun Cui, our sole director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities on March 27, 2009 by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) our chief executive officer, and (iv) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner *	No. of Shares		Percentage of Shares Outstanding
Xueyun Cui	22,522,500	(1)	90.09%
Xiaoqun Ye	0		0%
Yan Lin	0		0%

Directors and officers as a group (3 persons):	22,522,500		90.09%

 The address for officers and directors is Hainan Zhonghe Pharmaceutical Co., Ltd., Free Trade Zone, 168 Nanhai Avenue, Haikou, Hainan Province, P. R. China.

(1)
Represents the number of shares of common stock obtained pursuant to Stock Purchase Agreement dated August 21, 2008. 1,000,000 of the shares were placed into an escrow pursuant to a Make Good Escrow Agreement dated September 16, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has entered into the following transactions with related parties:-

Related party relationship	Type of transaction	Year ended
		December 31,
		2008	2007
Related company with the same management personnel	Sales/ Hainan Heyi Pharmaceutical Ltd	$725,856	$246,013
Related company with the same management personnel	Rental income received for buildings		$20,690
	Interest expenses under agreement	$48,604
Related company with the same management personnel	Rental expenses paid for land use rights and building		$20,690

In addition, as of December 31, 2008, the aggregate amount due from Hainan Zhonghe Group is $4,352,639. The aggregate amount due from Hainan Peptide is $528,120. The aggregate amount due from Hainan Heyi Pharmaceutical Co., Ltd. is $714,548. These amounts are for purchase of new drugs and R & D. Mr. Xueyun Cui, our sole director, is the controlling shareholder of Hainan Zhonghe Group. Hainan Peptide and Hainan Heyi.

Moreover, On August 21, 2008 (effective September 16, 2008), we entered into a Stock Purchase Agreement with Kun Run Biotechnology Ltd. (“Kun Run Biotech”), a Hong Kong corporation and its principal shareholder, pursuant to which we would acquire all of the outstanding capital stock of Kun Run Biotech in exchange for 24,250,000 newly issued shares of our common stock, of which 1,000,000 shares was placed into escrow pending the results of Kun Run Biotech for the year ending December 31, 2008. Upon the closing of the Stock Purchase Agreement, 1,000,000 shares of our common stock held by Trixy Sasyniuk-Walt, an original shareholder prior to the reverse merger, were cancelled, leaving her only 750,000 shares of our common stock. Thus, including the 24,250,000 shares issued to the shareholders of Kun Run and their designees pursuant to the Stock Purchase Agreement, we have 25,000,000 shares of common stock outstanding on a fully diluted basis upon the closing of the Stock Purchase Agreement. Kun Run Biotech owns 99.12% of the equity interest in Hainan Zhonghe Pharmaceutical Co., Ltd., which manufactures pharmaceutical products in Hainan, People's Republic of China.

Item 14. Principal Accounting Fees And Services

PKF and Manning Elliott LLP (“Manning”) have audited our financial statements annually for the 2008 and 2007 fiscal year. All of the services described below were approved by our board and audit committee prior to performance. The board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by PKF in connection with its audit of our annual consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2008 totaled approximately $184,576, respectively. The aggregate fees for professional services rendered by Manning in connection with its audit of our consolidated financial statements in our Form 10-K for the fiscal year ended October 31, 2007 and review of our financial statements included in our three quarterly reports on Form 10-Q’s for the quarters ended January 31, April 30 and July 31, 2008 totaled approximately $18,280.

Audit-Related Fees

No fees were paid or accrued by us for assurance and related services rendered by PKF or Manning in connection with their audit and review of our financial statements for the fiscal years ended December 31, 2008 and October 31, 2007.

Tax Fees

No fees were paid or accrued by us for professional services rendered by PKF or Manning for tax compliance, tax advice and tax planning for the fiscal years December 31, 2008 and October 31, 2007, respectively.

All Other Fees

No fees were paid or accrued by us for other services rendered by PKF or Manning for the fiscal years ended December 31, 2008 and October 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The Following financial statements are included in this Annual Report on Form 10-K commencing on the page numbers specified below

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2008 and 2007	F-2

Consolidated Statements of Shareholders’ equity	F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-8

(2)  Financial Statement Schedules

None

(3)  Exhibits

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this annual report.

Kun Run Biotechnology, Inc.

Consolidated Financial Statements
For the year ended December 31, 2008
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Balance Sheets	3 - 4

Consolidated Statements of Cash Flows	5 - 6

Consolidated Statements of Stockholders’ Equity	7

Notes to Consolidated Financial Statements	8 - 28

PKF

Accountants &
business advisers

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Kun Run Biotechnology, Inc.

We have audited the accompanying consolidated balance sheets of Kun Run Biotechnology, Inc. (the "Company") and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

PKF

PKF
Certified Public Accountants
Hong Kong, China
March 31, 2009

Tel 852 2806 3822 | Fax 852 2806 3712
E-mail info@pkf-hk.com | www.pkf-hk.com
PKF | 26/F, Citicorp Centre | 18 Whitfield Road | Causeway Bay | Hong Kong

梁學濂

The PKF International Association is an association of legally independent firms.

- 1 -

Kun Run Biotechnology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Sales revenue	$11,622,503	$7,471,326
Cost of sales	3,410,891	3,134,608)

Gross profit	8,211,612	4,336,718

Operating expenses
Administrative expenses	1,184,864	967,121
Research and developments costs	271,476	276,138
Selling expenses	687,949	1,416,469
Unusual charge - make good provision - Note 23	1,300,000	-

	3,444,289	2,659,728

Income from operations	4,767,323	1,676,990
Government subsidy income	31,003	22,225
Interest income	50,438	2,741
Gain on disposal of property, plant and equipment	2,416,110	-
Other income - Note 4	222,927	47,852
Finance costs - Note 5	(545,995)	(546,141	) )

Income before income taxes and minority interest	6,941,806	1,203,667
Income taxes - Note 6	(907,439)	56,796
Minority interest - Note 20	(64,658)	(11,095	) )

Net Income	$5,969,709	$1,249,368

Other comprehensive income
Foreign currency translation adjustments	858,953	115,366

Total comprehensive income	$6,828,662	$1,364,734

Earnings per share : basic and diluted - Note 7	$0.24	$0.05

Weighted average number of shares outstanding :-
basic and diluted	24,467,808	24,250,000

See Notes to Consolidated Financial Statements

Kun Run Biotechnology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$433,599	$670,919
Trade receivables, net - Note 8	4,732,750	3,460,416
Bills receivable	117,360	-
Other receivables, prepayments and deposits - Note 9	985,683	1,418,700
Receivables from disposal of properties - Note 10	2,061,793	-
Inventories - Note 11	689,415	527,308
Income tax recoverable	-	196,065
Amounts due from related companies - Note 12	5,595,307	68,950
Deferred taxes - Note 6	8,362	27,220

Total current assets	14,624,269	6,369,578
Intangible assets - Note 13	111,004	5,379
Property, plant and equipment, net - Note 14	9,685,374	8,851,242
Land use rights - Note 15	3,775,540	3,593,265
Deposit for acquisition of property, plant and equipment	445,691	943,022

TOTAL ASSETS	$28,641,878	$19,762,486

See Notes to Consolidated Financial Statements

Kun Run Biotechnology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$966,937	$572,893
Other payables and accrued expenses - Note 16	1,672,500	1,257,918
Dividend payable to Zhonghe’s former shareholders/existing minority stockholders	7,209	20,863
Income tax payable	655,019	-
Amounts due to related companies - Note 12	-	149,820
Secured borrowings - Note 17	936	267,616

Total current liabilities	3,302,601	3,490,290
Deferred taxes - Note 6	8,255	-
Secured long-term borrowings - Note 17	6,528,150	5,792,475

TOTAL LIABILITIES	9,839,006	9,282,765

COMMITMENTS AND CONTINGENCIES - Note 18

MINORITY INTEREST - Note 20	169,145	103,365

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, authorized 10,000,000 shares in 2008 and 2007, none issued and outstanding	-	-
Common stock : par value $0.001 per share - Note 19 Authorized 100,000,000 shares in 2008 and 2007; issued and outstanding 25,000,000 shares in 2008 and 24,250,000 shares in 2007	25,000	24,250
Additional paid-in capital	8,969,033	7,541,074
Statutory and other reserves - Note 21	2,820,850	1,725,313
Accumulated other comprehensive income	1,601,345	742,392
Retained earnings	5,217,499	343,327

TOTAL STOCKHOLDERS’ EQUITY	18,633,727	10,376,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,641,878	$19,762,486

See Notes to Consolidated Financial Statements

Kun Run Biotechnology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$5,969,709	$1,249,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities :-
Depreciation	661,747	515,062
Amortization of land use rights and intangible assets	72,845	5,148
Deferred taxes	28,524	(56,796)
(Gain)/loss on disposal of property, plant and equipment	(2,416,110)	6,038
Provision for doubtful debts	281,698	322,349
Minority interest	64,658	11,095
Unusual charge - make good provision	1,300,000	-
Changes in operating assets and liabilities :-
Trade receivables	(1,294,173)	(1,882,116)
Bills receivable	(115,360)	-
Other receivables, prepayments and deposits	523,286	331,264
Inventories	(123,050)	1,008,369
Trade payables	347,897	65,976
Other payables and accrued expenses	268,500	(83,624)
Income tax recoverable	206,218	(192,632)
Income tax payable	643,856	(8,523)
Amount due to a related company	-	(2,391,895)
Amount due from a related company	(629,852)	(61,664)

Net cash flows provided by (used in) operating activities	5,790,393	(1,162,581)

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(1,140,333)	(1,232,000)
Amounts due from related parties	(5,079,840)	(3,104,041)
Proceeds from sales of property, plant and equipment	1,211,104	16,606
Payment to acquire patents	(77,147)	-
Cash acquired from RTO	149,665	-

Net cash flows used in investing activities	$(4,936,551)	$(4,319,435)

See Notes to Consolidated Financial Statements

Kun Run Biotechnology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2008	2007
Cash flows from financing activities
Proceeds from borrowings	$324,450	$7,038,075
Repayment of borrowings	(1,442,000)	(1,347,000)
Dividend paid to Zhonghe’s former shareholders/existing minority stockholders	(11,885)	-

Net cash flows (used in) provided by financing activities	(1,129,435)	5,691,075

Effect of foreign currency translation on cash and cash equivalents	38,273	33,464

Net (decrease) increase in cash and cash equivalents	(237,320)	242,523

Cash and cash equivalents - beginning of year	670,919	428,396

Cash and cash equivalents - end of year	$433,599	$670,919

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest and bill discounting charges	$543,009	$544,911
Income taxes	$28,840	$201,155

Non-cash investing and financing activities:
Acquisition of land use right and buildings by offsetting the amount due from Hainan Zhonghe Group	$-	$5,104,860
Common stock issued by Zhonghe for acquisition of land use right and buildings from Hainan Zhonghe Group	-	4,295,480
Dividend payable to Zhonghe’s former stockholders settled by offsetting amount due from related companies and other payables	125,948	6,561,564
Distribution of earning and profits settled by offsetting amount due from Hainan Zhonghe Group	$-	$1,632,965

See Notes to Consolidated Financial Statements

Kun Run Biotechnology, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total
				(Note 21)

Balance, January 1, 2007	24,250,000	$24,250	$7,541,074	$1,490,588	$627,026	$6,874,937	$16,557,875
Net income	-	-	-	-	-	1,249,368	1,249,368
Foreign currency translation adjustments	-	-	-	-	115,366	-	115,366
Appropriation to reserves	-	-	-	234,725	-	(234,725)	-
Dividend	-	-	-	-	-	(5,927,658)	(5,927,658)
Distribution of earning and profits - Note 22	-	-	-	-	-	(1,618,595)	(1,618,595)

Balance, December 31, 2007	24,250,000	24,250	7,541,074	1,725,313	742,392	343,327	10,376,356

Recapitalisation	750,000	750	127,959	-	-	-	128,709
Net income	-	-	-	-	-	5,969,709	5,969,709
Foreign currency translation adjustments	-	-	-	-	858,953	-	858,953
Appropriation to reserves	-	-	-	1,095,537	-	(1,095,537)	-
Unusual charge - make good provision - Note 23	-	-	1,300,000	-	-	-	1,300,000

Balance, December 31, 2008	25,000,000	$25,000	$8,969,033	$2,820,850	$1,601,345	$5,217,499	$18,633,727

See Notes to Consolidated Financial Statements

1.	Corporate information

Kun Run Biotechnology, Inc. formerly known as Aspen Racing Stables, Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2006.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

On September 8, 2008, the Company implemented a reverse split of which the issued common shares of the Company decreased from 6,000,000 to 1,750,000 with par value remaining unchanged at $0.001 each.  On September 16, 2008, 1,000,000 common shares, which are held by the stockholders of the Company of $0.001 each were cancelled.

On August 21, 2008, the Company entered into an agreement with the stockholders of Kun Run Biotechnology Limited (“Kun Run”) to acquire their issued and outstanding common stocks in Kun Run by issuing 24,250,000 common shares (representing the number of shares after the reverse split) at par value of $0.001 each.  The acquisition, which was completed on September 16, 2008, consititued a reverse takeover transaction (“RTO”) and thereafter Kun Run became a wholly owned subsidiary of the Company.

Kun Run, which changed its name from Max Talent Industrial Ltd. on February 25, 2008, was incorporated in Hong Kong on May 6, 2006 as a limited liability company with registered share capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each. Kun Run was dormant since its incorporation until March 24, 2008, which is the date Kun Run entered into a share purchase agreement with Hainan Zhonghe (Group) Co., Ltd. (“Hainan Zhonghe Group”), Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd. (“Zhonghe Peptide”) and Hainan Hekun Bronze Art Co., Ltd. (“Hainan Hekun”) to acquire their respective 60%, 0.083% and 0.033% interests in Hainan Zhonghe Pharmaceutical Co., Ltd. (“Zhonghe”) at a total cash consideration of USD5,205,906. On May 27, 2008, the Company entered into another share purchase agreement with Hainan Zhonghe Group to acquire its 39% interests in Zhonghe at a cash consideration of USD3,416,563. The acquisitions (the “Acquisition”) were completed on June 26, 2008. Upon the completion of the Acquisition, Zhonghe became a 99.12% owned subsidiary of Kun Run. Zhonghe is a high-technology domestic company established in Hainan Province, the People’s Republic of China (the “PRC”) on April 17, 1995 with registered capital of RMB11 million.

Mr. Cui Xuyan (“Mr. Cui”) is the ultimate controlling party of Hainan Zhonghe Group, Zhonghe Peptide, Hainan Hekun, Kun Run and the Company. It is therefore defined that Hainan Zhonghe Group, Zhonghe Peptide and Hainan Hekun were the related parties for the Company due to under the common control of Mr. Cui.

Following the Acquisition and RTO, the Company commenced to be engaged in manufacture, marketing, sale and distribution of drugs in PRC. The Company’s products could be used to treat immunity dysfunction and hyperfunction.

2.	Basis of presentation

The Acquisition and RTO have been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Kun Run and its subsidiary, Zhonghe, become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities.  The 750,000 common shares (representing the number of shares after the reverse split) of the Company outstanding prior to the RTO are accounted for at $128,709 of net book value at the time of the RTO.   The accompanying consolidated financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.

3.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of December 31, 2008 and 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People of Republic of China (the "PRC"), which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers representing 10% or more of the Company’s sales are :-

	Year ended December 31,
	2008	2007

Beijing Xingshengyuan Pharmaceutical Ltd.	$956,585	$2,276,113

Details of customers for 10% or more of the Company's trade receivables are :-

	As of December 31,
	2008	2007

Beijing Xingshengyuan Pharmaceutical Ltd.	$1,240,606	$2,053,003
Hainan Heyi Pharmaceutical Ltd.	714,548	68,950

	$1,955,154	$2,121,953

3.	Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars and US dollars.

Allowance for doubtful debts

The Company establishes an allowance for doubtful debts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the following rates of general provision provided on gross amount of trade receivables :-

Rate

Aged within 1 year	10%
Aged over 1 year but within 2 years	40%
Aged over 2 years but within 3 years	80%
More than 3 years	100%

Additional specific provision is made against trade receivables whenever they are considered to be doubtful.

Bad debts are fully written off when identified or the trade receivable aged more than 3 years. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Provision for doubtful debts of $281,698 and $322,349 are included in selling expenses for two years ended December 31, 2008 and 2007 respectively.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase with its projected demand requirements; decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions.

3.	Summary of significant accounting policies (Cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows :-

	Annual rate	Residual value

Buildings	2.5 - 5%	5%
Plant and machinery	10 - 20%	3%
Motor vehicles	14 - 20%	5%
Furniture, fixtures and equipment	20%	3%
Leasehold improvements	20%	Nil

Construction in progress mainly represents expenditures in respect of Zhonghe’s new offices and factories under construction. All direct costs relating to the acquisition or construction of Zhonghe’s new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible assets

The presented pharmaceutical licenses and patents are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over their useful lives of 5 years.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 55 and 56 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Minority interests

Minority interests resulted from the consolidation of 99.12% owned subsidiary, Zhonghe, which was acquired on September 16, 2008.

3.	Summary of significant accounting policies (Cont’d)

Government subsidy income

Government subsidy income was $31,003 for the year ended December 31, 2008 (2007: $22,225). It mainly consisted of receipt of funds granted to subsidize the research and development activities in relation to the Zhonghe’s qualification of new and high technology. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Such grant is recognised as income at time of receipt for the year.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery, the sales price is fixed or determinable and collection is reasonably assured.

Advertising and research and development expenses

Advertising and research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $69,591and $327,329 for two years ended December 31, 2008 and 2007 respectively are included in selling expenses.

Research and development expenses consist primarily of remuneration for research and development staff and material costs for research and development.

Cost of sales

Cost of sales consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling expenses

Selling expenses are mainly consists of advertising, commission, entertainment, salaries, transportation cost and traveling expense which are incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, labor protection and salaries and wage which are incurred at the administrative level and exchange difference.

Stock-based compensation

The Company adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.

3.	Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

3.	Summary of significant accounting policies (Cont’d)

Foreign currency translation (Cont’d)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2008 and 2007 were RMB1 for $0.1467 and $0.1371 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128 “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Fair value of financial instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. Subsequently, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Financial Accounting Standards No. 159 fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair value due to short maturities or the applicable interest rates approximate current market rates:-

	As of December 31, 2008		As of December 31, 2007
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$6,528,150	$6,407,755	$7,163,475	$7,108,459

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The management is in the process of evaluating the impact that SFAS 162 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" (“SFAS 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

4.	Other income

	Year ended December 31,
	2008	2007

Rental income	$222,515	$47,852
Others	412	-

	$222,927	$47,852

5.	Finance costs

	Year ended December 31,
	2008	2007

Interest expenses	$495,832	$530,054
Bills discounting charges	47,177	14,857
Bank charges and net exchange loss	2,986	1,230

	$545,995	$546,141

6.	Income taxes

United States

Kun Run Biotechnology, Inc. is subject to the United States Federal and state income tax at a statutory rate of 35%. No provision for the U.S. Federal income taxes have been made as the Company had no taxable income in this jurisdiction for the reporting period.

HK

Kun Run Biotechnology Ltd. was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as the Company has no taxable income during the reporting period.

PRC

The Company’s subsidiary, Zhonghe, is registered and operates in Hainan Province, the PRC, and recognized as “Manufacturing Enterprise Located in Special Economic Zone”. As a result, Zhonghe is entitled to a preferential corporate income tax (“CIT”) rate of 15% up to December 31, 2007.

6.	Income taxes (Cont’d)

PRC (Cont’d)

The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law. In accordance with the guideline, enterprise is subject to the tax rate of 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011 and 25% for 2012 respectively during the transition period. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.

As approved by the relevant tax authority in the PRC, Zhonghe, being a Foreign Investment Enterprise ("FIE"), engaged in an advanced technology industry, was approved to enjoy a further three years' preferential tax rate at 15% for 2008, 2009 and 2010 ("Advanced Technology Industry Tax Benefit"). In addition, Zhonghe was entitled to a special tax concession (“Tax Concession”) that allows an amount up to 40% of the qualifying domestic capital expenditures (as defined and approved under the relevant PRC income tax rule) to be used as an offset against the excess of the current year's CIT over the prior year's CIT. This special tax concession was terminated by the National People’s Congress on January 1, 2008.

The components of the provision (benefit) for income taxes are :-

	Year ended December 31,
	2008	2007

Current taxes	$878,915	$-
Deferred taxes	28,524	(56,796)

	$907,439	$(56,796)

The effective income tax expenses differs from the PRC statutory income tax rate of 18% (2007 : 15%) in the PRC as follows :-

	Year ended December 31,
	2008	2007

Provision for income taxes at PRC statutory income tax rate of 18% (2007 : 15%)	$1,249,525	$180,550
Non-deductible items for tax	253,477	18,278
Income not subject to tax	(24,433)	(257,806)
Tax rate change	-	2,182
Advanced Technology Industry Tax Benefit	(251,687)	-
Tax Concession	(319,443)	-

	$907,439	$(56,796)

6.	Income taxes (Cont’d)

PRC (cont’d)

During the two years ended December 31, 2008 and 2007, the aggregate amounts of benefits from Advanced Technology Industry Tax Benefit and Tax Concession were $571,130 and $nil and the respective effect on earnings per share were $0.02 and $nil.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2008.

Deferred tax assets (liabilities) as of December 31, 2008 and 2007 are composed of the following :-

	As of December 31,
	2008	2007

PRC
Current deferred tax assts (liabilities):-
Allowance for doubtful debts	$-	$(20,530)
Accrued liabilities	8,362	13,326
Tax losses	-	34,424

	$8,362	$27,220

PRC
Non current deferred tax assts (liabilities):-
Depreciation of property, plant and equipment	(5,959)	-
Amortisation of land use right	(2,379)	-
Amortisation of patents	83	-

	(8,255)	-

	$(8,255)	$-

7.	Earnings per share

During the reporting periods, the Company had no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

8.	Trade receivables, net

	As of December 31,
	2008	2007

Trade receivables	$5,769,370	$4,202,296
Less : allowance for doubtful accounts	(1,036,620)	(741,880)

	$4,732,750	$3,460,416

An analysis of the allowance for doubtful accounts for the years ended December 31, 2008 and 2007 is as follows :-

	Year ended December 31,
	2008	2007

Balance at beginning of year	$741,880	$2,305,137
Addition/(reversal) of bad debt expense, net	281,698	322,349
Bad debts written off	(43,043)	(2,015,469)
Translation adjustments	56,085	129,863

Balance at end of year	$1,036,620	$741,880

9.	Other receivables, prepayments and deposits

	As of December 31,
	2008	2007

Deposits paid	$65,808	$50,298
Prepayments	688,746	742,150
Other receivables	176,694	567,284
Paid in advance to suppliers	54,435	58,968

	$985,683	$1,418,700

10.	Receivables from disposal of properties

The amounts represent receivables from disposal of properties at considerations of totalling $3,237,761 of which $1,175,968 was received as of December 31, 2008. The remaining balance of $2,061,793 was subsequently settled in February 2009.

11.	Inventories

	As of December 31,
	2008	2007

Raw materials	$284,837	$250,337
Work-in-progress	260,504	40,585
Finished goods	144,074	236,386

	$689,415	$527,308

12.	Amounts due from / to related companies

	As of December 31,
	2008	2007

Amount due from Hainan Zhonghe Group - Note 12(a)	$4,352,639	$-
Amount due from Hainan Peptide - Note 12(a)	528,120	-
Amount due from Hainan Heyi Pharmaceutical Co., Ltd.
(“Hainan Heyi”) - Note 12(b)	714,548	68,950

	$5,595,307	$68,950

Amount due to Hainan Zhonghe Group - Note 12(c)	$-	$149,820
Dividend payable to Zhonghe’s former stockholders
Hainan Zhonghe Group - Note 12(c)	-	111,308
Zhonghe Peptide - Note 12(c)	-	5,614
Hainan Hekun - Note 12(c)	936	874

	$936	$267,616

Notes :-

(a)	These amounts are carried at an interest rate of 5.31% per annum, unsecured and repayable on demand.

(b)	The related company is under the common control of Mr. Cui. The amount is interest free, unsecured and repayable on demand.

(c)	The amount is interest free, unsecured and repayable on demand.

13.	Intangible assets

	As of December 31,
	2008	2007
Pharmaceutical licenses and patents

Costs	$124,738	$13,751
Accumulated amortization	(13,734)	(8,372)

Net	$111,004	$5,379

During the two years ended December 31, 2008 and 2007 amortization charge was $4,695 and $2,702 respectively.

13.	Pharmaceutical licenses and patents (Cont’d)

The estimated aggregate amortization expenses for patents for the five succeeding years is as follows :-

Year

2009	$24,453
2010	22,370
2011	22,005
2012	22,005
2013	20,171

$111,004

14.	Property, plant and equipment, net

	As of December 31,
	2008	2007
Costs :-
Buildings	$5,892,393	$6,881,266
Plant and machinery	4,233,317	3,626,451
Furniture, fixtures and equipment	273,587	275,402
Leasehold improvements	118,645	110,881
Motor vehicles	714,281	667,538

	11,232,223	11,561,538
Accumulated depreciation	(2,882,383)	(2,715,232	) )
Construction in progress - Note 14(c)	1,335,534	4,936

Net	$9,685,374	$8,851,242

(a)	An analysis of buildings pledged to banks for bank and other loans (Note 17(b)(i)) is as follows :-

	Year ended December 31,
	2008	2007

Costs	$3,224,955	$4,369,980
Accumulated depreciation	(128,793)	(100,250)

Net	$3,096,162	$4,269,730

As of December 31, 2008, buildings with carrying value of $3,096,162 acquired from Hainan Zhong Group on December 31, 2007 have been pledged for bank loan granted to Zhonghe (Note 17b(i)). Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid in 2010. Pursuant to the separate trust agreements, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

14.	Property, plant and equipment, net (Cont’d)

(b)	During the reporting periods, depreciation is included in :
	As of December 31,
	2008	2007

Cost of sales and overheads of inventories	$537,407	$475,020
Administrative expenses	124,340	40,042

	$661,747	$515,062

During the years ended December 31, 2008 and 2007, property, plant and equipment with carrying amounts of $821,651 and $22,644 were disposed of at considerations of $3,237,761 and $16,606 resulting in gain/(loss) of $2,416,110 and $(6,038) respectively.

(c)	Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

15.	Land use rights

	As of December 31,
	2008	2007

Land use rights	$3,847,536	$3,595,754
Accumulated amortization	(71,996)	(2,489)

	$3,775,540	$3,593,265

The carrying amount of land use rights as of December 31, 2008 represents two separate land use rights acquired from Hainan Zhonghe Group on September 29, 2007 and December 31, 2007 respectively. The land use right with carrying value of $2,292,485 as of December 31, 2008 was pledged to the bank for the loans granted to Zhonghe (Note 17b(ii)). The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe will be fully settled in 2010. Pursuant to a trust agreement, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

The legal title of the remaining land use right with carrying value of $1,483,055 as of December 31, 2008 has not been transferred to Zhonghe after the acquisition. Pursuant to a trust agreement, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the land for Zhonghe until the completion of the legal title transfer.

During the two years ended December 31, 2008 and 2007, amortization amounted to $68,150 and $2,446 respectively.

15.	Land use rights (Cont’d)

The estimated aggregate amortization expenses for land use rights for the five succeeding years is as follows :-

Year

2009	$69,332
2010	69,332
2011	69,332
2012	69,332
2013	69,332

$346,660

16.	Other payables and accrued expenses

	As of December 31,
	2008	2007

Accrued audit fee	$55,746	$74,034
Deposits from sales agents and other deposit	518,080	479,018
Other accrued expenses	70,427	125,705
Other tax payable	780,705	186,756
Payable for acquisition of property, plant and equipment	128,091	79,560
Sales receipt in advance from customers	47,955	172,915
Staff welfare payable (Note)	59,917	137,195
Salary payable	11,579	2,735

	$1,672,500	$1,257,918

Note :-

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

17.	Secured borrowings

	As of December 31,
	2008	2007
Short-term loan
Bank loan - Note 17(a)
Short-term loan	$-	$1,371,000

Long-term loans
Bank loans - Note 17(b), 17(c)
- due 2009	-	5,484,000
- due 2010	5,868,000	-
Other loans - Note 17(d)
- due 2010	330,075	308,475
- due 2011	330,075	-

	6,528,150	5,792,475

	$6,528,150	$7,163,475

(a)	The weighted-average interest rate for short-term loans as of December 31, 2007 was 8.28% per annum.

(b)	As of December 31, 2008, the above bank loans were secured by the following :-

(i)	Buildings with carrying value of $3,096,162 (Note 14(a)); and
(ii)	Land use right with carrying value of $2,292,485 (Note 15).

(c)	The long-term bank loans as of December 31, 2008 and 2007 were at fixed rate of 8.28% and 8.28% per annum respectively.

(d)
The other loans, which were granted to Zhonghe by the PRC local government authority, is interest-free and secured by the buildings disposed at considerations of $442,233 during the year to a third party and repayable on June 30, 2010 and 2011. The other loans were not discounted to their present values as the effect of discounting is immaterial. The legal title of the pledged buildings has not been transferred to the third party as the related other loans granted to Zhonghe has not been settled until 2011. Pursuant to a trust agreement, both parties agreed that Zhonghe will continue to hold the legal title of the pledged buildings until the full settlement of related other loans has been made by Zhonghe.

During the reporting periods, there was no covenant requirement under the facilities granted to the Company.

18.	Commitments and contingencies

(a)	Capital commitment

As of December 31, 2008, the Company had capital commitments amounting to $123,309 in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

(b)	Operating lease arrangement

As of December 31, 2008, the Company had no non-cancelable operating lease.

18.	Commitments and contingencies (Cont’d)

(c)	Contingencies

As of December 31, 2008, the Company had no contingencies.

19.	Common stock and additional paid-in-capital

	Common stock
	Number of
	shares as
	adjusted for		Additional
	forward		paid-in
	stock split	Amount	capital

Balance, December 31, 2007 and January 1, 2008	24,250,000	$24,250	$7,541,074
Recapitalization	750,000	750	127,959
Unusual charge - make good provision - Note 23	-	-	1,300,000

Balance, December 31, 2008	25,000,000	$25,000	$8,969,033

(a)
On September 8, 2008, the Company implemented a reverse split of which the issued common shares of the Company decreased from 6,000,000 to 1,750,000 with par value remaining unchanged at $0.001 each. The effect of reverse split has been retroactively reflected in these financial statements. All references to weighted average shares outstanding and per share amounts included in the accompanying consolidated financial statements and notes reflect the reverse split and its retroactive effects. On September 16, 2008, 1,000,000 common shares, which are held by the stockholders of the Company of $0.001 each were cancelled.

(b)
On September 16, 2008, the Company issued 24,250,000 common shares (representing the number of shares after the reverse split) at par value of $0.001 each to the then stockholders of Kun Run in exchange of 100% of the outstanding capital stock of Kun Run.

(c)	The Company’s issued and outstanding 750,000 common shares immediately prior to the RTO were accounted for at $128,709 of net book value at the time of the RTO.

20.	Minority interest

Minority interest in the consolidated statements of income and comprehensive income of $64,658 and $11,095 for the year ended December 31, 2008 and 2007 respectively represents the minority stockholders’ proportionate share of the net income of Zhonghe.

21.	Statutory and other reserves

The statutory and other reserves comprise of the following :-

	As of December 31,
	2008	2007

Statutory surplus reserve	$2,820,850	$1,725,313

In accordance with the relevant laws and regulations of the PRC, it is required that not less than 10% of its net income (the percentage is upon approval from the board of directors’ meeting), after offsetting any prior years’ losses, for PRC tax reporting purpose to the statutory reserve.

When the balance of such reserve reaches 50% of the registered capital, any further appropriation is optional. Upon approval from the board of directors of the Zhonghe, the statutory reserve can mainly be used to offset accumulated losses.

22.	Special distribution of earning and profits

Special distribution of earning and profits was represented the excess consideration paid for acquired land use rights and buildings from Hainan Zhonghe Group by issuance of shares by the Zhonghe and offsetting the amount due from the Hainan Zhonghe Group.

23.	Make good escrow agreement

In connection with the stock purchase agreement dated August 15 2008, Mr. Cui has agreed to place into escrow an aggregate of 1,000,000 shares of common stock owned by him (“Escrow Shares”) with Trixy Sasyniuk-Walt, one of the stockholders of the Company. The Escrow Shares were pledged to secure the Company’s commitment to achieve the 2008 Guaranteed After-Tax Net Income (“2008 Guaranteed ATNI”).

The release of Escrow Shares to Traixy Sasyniuk-Walt or Mr. Cui will be made on or before March 31, 2009 with reference to the 2008 Guaranteed ATNI as follows :-

(e)	If the 2008 Guaranted ATNI is equal to or greater than $7,000,000, then all of the Escrow Shares shall be returned to Mr. Cui.

(f)	If the 2008 Guaranteed ATNI is less than $7,000,000, but equal to or greater than $6,000,000, then 50% of the Escrow Shares shall be released to Traixy Sasyniuk-Walt and 50% returned to Mr. Cui.

(g)	If the 2008 Guaranteed ATNI is less than $6,000,000, but equal to or greater than $5,000,000, then 75% of the Escrow Shares shall be released to Traixy Sasyniuk-Walt and 25% returned to Mr. Cui.

(h)	If the 2008 Guaranteed ATNI is less than $5,000,000, then all of the Escrow Shares shall be released to Traixy Sasyniuk-Walt.

23.	Make good escrow agreement (Cont’d)

For the purpose of determining whether or not the 2008 Guaranteed ATNI threshold has been met, the compensation charges from the release of any shares to Mr. Cui and payment to Halter Capital Corp. ("Halter") under the term of the Consulting Agreement dated August 15, 2008 will not be deemed an expense to the Company.

Excluding the compensation charges of $1,300,000 and consultancy fee of $317,069 to Halter, the net income is $7,586,778 for the fiscal year ended December 31, 2008 and thus the Company has achieved the 2008 Guaranteed ATNI.

Following the achievement of the 2008 performance criteria, the Escrow Shares to be released back to Mr. Cui is treated as an expense for the amount of the market value of the shares as of the date of the performance goals are met, i.e. December 31, 2008. The total expense recognized for the fiscal year 2008 is $1,300,000.

24.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of profit. The Company contributed $84,329 and $64,535 for the year ended December 31, 2008 and 2007 respectively.

25.	Segment information

The Company is solely engaged in the manufacturing, marketing, sale and distribution of drugs. Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

26.	Related party transactions

Apart from the transactions as disclosed in notes 12, 14, 15 and 17 to the financial statements, the Company has entered into the following transactions with related parties:

		Year ended December 31,
Related party relationship	Type of transaction	2008	2007

Hainan Heyi	Sales	$725,856	$246,013

Hainan Zhonghe Group	Interest income	48,604	-

Hainan Zhonghe Group	Rental income received for buildings	-	20,690

Hainan Zhonghe Group	Rental expenses paid for buildings	-	20,690

Hainan Heyi	Research and development cost	$-	$38,783

Index to Exhibits

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company incorporated by reference to exhibit 3.1 of Form SB-2 filed on March 16, 2007
3.2	Bylaws of the Company incorporated by reference to exhibit 3.2 of Form SB-2 filed on March 16, 2007.
4.1 (1)	Stock Purchase Agreement by and among Aspen Racing Stables, Inc., Trixy Sasyniuk-Walt, Kun Run Biotechnology Ltd., Xueyun Cui and Liqiong Yang dated August 21, 2008
4.2 (1)	Make Good Escrow Agreement by and among Aspen Racing Stables, Inc., Xueyun Cui, Trixy Sasyniuk-Walt, and Securities Transfer Corporation dated September 16, 2008
10.1 (1)	Consulting Agreement by and between Halter Capital Corporation and Kun Run Biotechnology Ltd. dated September 16, 2008
10.2*	Real Property Purchase and Sale Agreement between Hainan Zhonghe Pharmaceutical Co., Ltd. and Hainan Twenty First Media Co., Ltd. dated October 9, 2008
10.3*	Supplemental Contract to exhibit 10.2 dated October 27, 2008
10.4*	Real Property Purchase and Sale Agreement between Hainan Zhonghe Pharmaceutical Co., Ltd. and Hainan Xike Real Estates Co., Ltd. dated October 6, 2008
10.5*	Power Cable Purchase Agreement between Hainan Zhonghe Pharmaceutical Co. Ltd. and Hainan Delixi Electric Power Facility Company dated March 27, 2008
10.6*	Power Cable Purchase Agreement between Hainan Delixi Electro-mechanical Equipment Mfg.Co.Ltd and Hainan Zhonghe Pharmaceutical Co. Ltd. dated March 27, 2008
10.7*	General Agent Agreement between Hainan Zhonghe Pharmaceutical Co. Ltd. and Beijing Yabaofangda Pharmaceutical Limited dated November 1, 2008
10.8*	Employment Agreement between the Company and Yan Lin dated January 1, 2009
10.9*	Employment Agreement between the Company and Xiaoqun Ye dated January 1, 2007
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1) Incorporated by reference to same exhibit number of our current report on Form 8-K filed on September 22, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Kun Run Biotechnology, Inc.
(Registrant)

Dated: March 31, 2009
By /s/ Xiaoqun Ye
	Name:	Xiaoqun Ye
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 31, 2009.

Signature	Title

/s/ Xueyun Cui	Director
Xueyun Cui

/s/Yan Lin	Chief Accounting Officer
Yan Lin