Form 10-K/A
period 2008-12-31
Kun Run Biotechnology, Inc.
filed 2009-04-03
CIK 1393526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
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

As of March 30, 2009, there were 25,000,000 shares of common stock of Kun Run Biotechnology, Inc. outstanding.

EXPLANATORY NOTE
This amendment no. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 31, 2009, is being filed to correct typographical errors in liabilities and stockholders’ equity table, that in Management Discussion and Analysis section and that in note 13 to financial statement.

TABLE OF CONTENTS

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

Compared to our Chinese competitors, we have a wider range of peptide drugs to offer than any other domestic competitors as shown below:

Manufacturer/Brand	TP-5 power for Injection	TP-5 Per- filled injection	Thymosin alpha 1 for Injection	Somatostatin for Injection	Desmopressin Acetate Injection (DDAVP)
Zhonghe	Hexin	Hexin	Heri	Hening	Heyi
Shenzhen Hanyu	Hanqiang			Hankang	Hangu
Beijing SL	O’ning			Shanting
Wuhan Hualong	Wutai
Hayao Group	Taipuding
Beijing Shiqiao	Tongda
Hainan Shuangcheng			Jitai
Chengdu Di’ao			Maipuxin
Nanjing Changao				Lizhixue

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

Manufacturer/Brand	TP-5 power for Injection	TP-5 Per- filled injection	Thymosin a1 for Injection	Somatostatin for Injection	Desmopressin Acetate Injection (DDAVP)
Zhonghe	Hexin	Hexin	Heri	Hening	Heyi
Ferring					Minirin
Siclone			Zadaxin
Swiss Serono				Stilanmin

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidate will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including with no limitation:

•	unforeseen safety issues;

☐•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

During the reporting periods, customers representing 10% or more of the Company’s sales are :

	Year ended December 31,
	2008	2007

Beijing Xingshengyuan Pharmaceutical Ltd.	956,585	2,276,113

Details of customers for 10% or more of the Company's trade receivables are :

	Year ended December 31,
	2008	2007

Beijing Xingshengyuan Pharmaceutical Ltd.	$1,240,606	$2,053,003
Hainan Heyi Pharmaceutical Ltd.	714,549	68,950
	$1,955,155	$2,121,953

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

Minority interests

Minority interests resulted from the consolidation of 99.12% owned subsidiary, Zhonghe.

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

Administrative Expenses

Our administrative expenses were approximately $1.2 million (10% of total sales) and $1.0 million (13% of total sales) for the years ended December 31, 2008 and 2007, respectively. The details of general and administrative expenses were as follows:

	Year ended December 31,		Variance
	2008	2007	Amount	%
ADMINISTRATIVE EXPENSES
Consultancy fee	377,996	21,754	356,242	1638%
Audit fee	83,203	37,447	45,757	122%
Traveling and Transportation	36,654	195,462	(158,808)	-81%
Entertainment	12,311	61,914	(49,603)	-80%
Office supplies	15,210	90,287	(75,077)	-83%
Depreciation	124,340	40,042	84,298	211%
Environmental charges	-	54,861	(54,861)	-100%
Others	535,150	465,354	69,795	15%
	1,184,864	967,121	217,743	23%

1)	Consultancy fees paid under the Stock Purchase Agreement were $317,069, the primary contributing factor to the increase in our administrative expenses in 2008 as compared to 2007.

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

In addition, as of December 31, 2008, the aggregate amount due from Hainan Zhonghe Group is $4,352,639. The aggregate amount due from Hainan Peptide is $528,120. These amounts are for purchase of new drugs and R & D. Mr. Xueyun Cui, our sole director, is the controlling shareholder of Hainan Zhonghe Group, Hainan Peptide and Hainan Heyi.

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

PKF

PKF
Certified Public Accountants
Hong Kong, China
March 31, 2009

Tel 852 2806 3822 I Fax 852 2806 3712
E-mail info@pkf-hk.com I www.pkf-hk.com
PKF I 26/F, Citicorp Centre I 18 Whitfield Road I Causeway Bay I Hong Kong

梁學濂

The PKF International Association is an association of legally independent firms.

- 1 -

- 1 -

Kun Run Biotechnology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Sales revenue	$11,622,503	$7,471,326
Cost of sales	3,410,891	3,134,608

Gross profit	8,211,612	4,336,718

Operating expenses
Administrative expenses	1,184,864	967,121
Research and developments costs	271,476	276,138
Selling expenses	687,949	1,416,469
Unusual charge - make good provision - Note 23	1,300,000	-

	3,444,289	2,659,728

Income from operations	4,767,323	1,676,990
Government subsidy income	31,003	22,225
Interest income	50,438	2,741
Gain on disposal of property, plant and equipment	2,416,110	-
Other income - Note 4	222,927	47,852
Finance costs - Note 5	(545,995)	(546,141)

Income before income taxes and minority interest	6,941,806	1,203,667
Income taxes - Note 6	(907,439)	56,796
Minority interest - Note 20	(64,658)	(11,095)

Net Income	$5,969,709	$1,249,368

Other comprehensive income
Foreign currency translation adjustments	858,953	115,366

Total comprehensive income	$6,828,662	$1,364,734

Earnings per share : basic and diluted - Note 7	$0.24	$0.05

Weighted average number of shares outstanding :-
basic and diluted	24,467,808	24,250,000

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

See Notes to Consolidated Financial Statements

Kun Run Biotechnology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$966,937	$572,893
Other payables and accrued expenses - Note 16	1,672,500	1,257,918
Dividend payable to Zhonghe’s former /existing minority stockholders	7,209	20,863
Income tax payable	655,019	-
Amounts due to related companies - Note 12	936	267,616
Secured borrowings - Note 17	-	1,371,000

Total current liabilities	3,302,601	3,490,290
Deferred taxes - Note 6	8,255	-
Secured long-term borrowings - Note 17	6,528,150	5,792,475

TOTAL LIABILITIES	9,839,006	9,282,765

COMMITMENTS AND CONTINGENCIES - Note 18

MINORITY INTEREST - Note 20	169,145	103,365

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, authorized 10,000,000 shares in 2008 and 2007, none issued and outstanding	-	-
Common stock : par value $0.001 per share - Note 19 Authorized 100,000,000 shares in 2008 and 2007; issued and outstanding 25,000,000 shares in 2008 and 24,250,000 shares in 2007	25,000	24,250
Additional paid-in capital	8,969,033	7,541,074
Statutory and other reserves - Note 21	2,820,850	1,725,313
Accumulated other comprehensive income	1,601,345	742,392
Retained earnings	5,217,499	343,327

TOTAL STOCKHOLDERS’ EQUITY	18,633,727	10,376,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,641,878	$19,762,486

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

See Notes to Consolidated Financial Statements

Kun Run Biotechnology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2008	2007
Cash flows from financing activities
Proceeds from borrowings	$324,450	$7,038,075
Repayment of borrowings	(1,442,000)	(1,347,000)
Dividend paid to Zhonghe’s former /existing minority stockholders	(11,885)	-

Net cash flows (used in) provided by financing activities	(1,129,435)	5,691,075

Effect of foreign currency translation on cash and cash equivalents	38,273	33,464

Net (decrease) increase in cash and cash equivalents	(237,320)	242,523

Cash and cash equivalents - beginning of year	670,919	428,396

Cash and cash equivalents - end of year	$433,599	$670,919

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest and bill discounting charges	$543,009	$544,911
Income taxes	$28,840	$201,155

Non-cash investing and financing activities:
Acquisition of land use right and buildings by offsetting the amount due from Hainan Zhonghe Group	$-	$5,104,860
Common stock issued by Zhonghe for acquisition of land use right and buildings from Hainan Zhonghe Group	-	4,295,480
Dividend payable to Zhonghe’s former stockholders settled by offsetting amount due from related companies and other payables	125,948	6,561,564
Distribution of earning and profits settled by offsetting amount due from Hainan Zhonghe Group	$-	$1,632,965

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

Mr. Xueyun Cui (“Mr. Cui”) is the ultimate controlling party of Hainan Zhonghe Group, Zhonghe Peptide, Hainan Hekun, Kun Run and the Company. It is therefore defined that Hainan Zhonghe Group, Zhonghe Peptide and Hainan Hekun were the related parties for the Company due to under the common control of Mr. Cui.

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

3.Summary of significant accounting policies (Cont’d)

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

3.Summary of significant accounting policies (Cont’d)

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

Intangible assets

They represent pharmaceutical licenses and patents and are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over their useful lives of 5 years.

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

Minority interests

Minority interests resulted from the consolidation of 99.12% owned subsidiary, Zhonghe.

3.Summary of significant accounting policies (Cont’d)

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

3.Summary of significant accounting policies (Cont’d)

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

3.Summary of significant accounting policies (Cont’d)

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

3.Summary of significant accounting policies (Cont’d)

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

11.	Inventories

	As of December 31,
	2008	2007

Raw materials	$284,837	$250,337
Work-in-progress	260,504	40,585
Finished goods	144,074	236,386

	$689,415	$527,308

12.	Amounts due from / to related companies

	As of December 31,
	2008	2007

Amount due from Hainan Zhonghe Group - Note 12(a)	$4,352,639	$-
Amount due from Hainan Peptide - Note 12(a)	528,120	-
Amount due from Hainan Heyi Pharmaceutical Co., Ltd.
(“Hainan Heyi”) - Note 12(b)	714,548	68,950

	$5,595,307	$68,950

Amount due to Hainan Zhonghe Group - Note 12(c)	$-	$149,820
Dividend payable to Zhonghe’s former stockholders
Hainan Zhonghe Group - Note 12(c)	-	111,308
Zhonghe Peptide - Note 12(c)	-	5,614
Hainan Hekun - Note 12(c)	936	874

	$936	$267,616

Notes :-

(a)	These amounts are carried at an interest rate of 5.31% per annum, unsecured and repayable on demand.

(b)	The related company is under the common control of Mr. Cui. The amount is interest free, unsecured and repayable on demand.

(c)	The amount is interest free, unsecured and repayable on demand.

13.	Intangible assets

	As of December 31,
	2008	2007
Pharmaceutical licenses and patents

Costs	$124,738	$13,751
Accumulated amortization	(13,734)	(8,372)

Net	$111,004	$5,379

During the two years ended December 31, 2008 and 2007 amortization charge was $4,695 and $2,702 respectively.

13.	Intangible assets (Cont’d)

The estimated aggregate amortization expenses for patents for the five succeeding years is as follows :-

Year

2009	$24,453
2010	22,370
2011	22,005
2012	22,005
2013	20,171

$111,004

14.	Property, plant and equipment, net

	As of December 31,
	2008	2007
Costs :-
Buildings	$5,892,393	$6,881,266
Plant and machinery	4,233,317	3,626,451
Furniture, fixtures and equipment	273,587	275,402
Leasehold improvements	118,645	110,881
Motor vehicles	714,281	667,538

	11,232,223	11,561,538
Accumulated depreciation	(2,882,383)	(2,715,232)
Construction in progress - Note 14(c)	1,335,534	4,936

Net	$9,685,374	$8,851,242

(a)	An analysis of buildings pledged to banks for bank and other loans (Note 17(b)(i)) is as follows :-

	Year ended December 31,
	2008	2007

Costs	$3,224,955	$4,369,980
Accumulated depreciation	(128,793)	(100,250)

Net	$3,096,162	$4,269,730

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

Apart from the transactions as disclosed in notes 12, 14, 15 and 17 to the financial statements, the Company has entered into the following transactions with related parties:

		Year ended December 31,
Related party relationship	Type of transaction	2008	2007

Hainan Heyi	Sales	$725,856	$246,013

Hainan Zhonghe Group	Interest income	48,604	-

Hainan Zhonghe Group	Rental income received for buildings	-	20,690

Hainan Zhonghe Group	Rental expenses paid for buildings	-	20,690

Hainan Heyi	Research and development cost	$-	$38,783

Index to Exhibits

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company incorporated by reference to exhibit 3.1 of Form SB-2 filed on March 16, 2007
3.2	Bylaws of the Company incorporated by reference to exhibit 3.2 of Form SB-2 filed on March 16, 2007.
4.1 (1)	Stock Purchase Agreement by and among Aspen Racing Stables, Inc., Trixy Sasyniuk-Walt, Kun Run Biotechnology Ltd., Xueyun Cui and Liqiong Yang dated August 21, 2008
4.2 (1)	Make Good Escrow Agreement by and among Aspen Racing Stables, Inc., Xueyun Cui, Trixy Sasyniuk-Walt, and Securities Transfer Corporation dated September 16, 2008
10.1 (1)	Consulting Agreement by and between Halter Capital Corporation and Kun Run Biotechnology Ltd. dated September 16, 2008
10.2 (2)	Real Property Purchase and Sale Agreement between Hainan Zhonghe Pharmaceutical Co., Ltd. and Hainan Twenty First Media Co., Ltd. dated October 9, 2008
10.3 (2)	Supplemental Contract to exhibit 10.2 dated October 27, 2008
10.4 (2)	Real Property Purchase and Sale Agreement between Hainan Zhonghe Pharmaceutical Co., Ltd. and Hainan Xike Real Estates Co., Ltd. dated October 6, 2008
10.5 (2)	Power Cable Purchase Agreement between Hainan Zhonghe Pharmaceutical Co. Ltd. and Hainan Delixi Electric Power Facility Company dated March 27, 2008
10.6 (2)	Power Cable Purchase Agreement between Hainan Delixi Electro-mechanical Equipment Mfg.Co.Ltd and Hainan Zhonghe Pharmaceutical Co. Ltd. dated March 27, 2008
10.7 (2)	General Agent Agreement between Hainan Zhonghe Pharmaceutical Co. Ltd. and Beijing Yabaofangda Pharmaceutical Limited dated November 1, 2008
10.8 (2)	Employment Agreement between the Company and Yan Lin dated January 1, 2009
10.9 (2)	Employment Agreement between the Company and Xiaoqun Ye dated January 1, 2007
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1) Incorporated by reference to same exhibit number of our current report on Form 8-K filed on September 22, 2008
(2) Incorporated by reference to same exhibit number of our annual report on Form 10-K filed on March 31, 2009.
*   Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Kun Run Biotechnology, Inc.
(Registrant)

Dated: April 3, 2009
By /s/ Xiaoqun Ye
	Name:	Xiaoqun Ye
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated as of April 3, 2009.

Signature	Title

/s/ Xueyun Cui	Director
Xueyun Cui

/s/Yan Lin	Chief Accounting Officer
Yan Lin