Form 10-Q
period 2009-03-31
Kun Run Biotechnology, Inc.
filed 2009-05-15
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-141384

Kun Run Biotechnology, Inc.

(Name of registrant in its charter)

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
Yes    ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No ☐

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

As of May 14, 2009, the Registrant had 25,000,000 shares of common stock outstanding.

Kun Run Biotechnology, Inc.

Kun Run Biotechnology, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2009 and 2008
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	5

Condensed Consolidated Balance Sheets	6 - 7

Condensed Consolidated Statements of Cash Flows	8 - 9

Notes to Condensed Consolidated Financial Statements	10 - 13

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)
	Three months ended
	March 31,
	(unaudited)
	2009	2008

Sales revenue	$2,429,268	$1,989,014
Cost of sales	745,693	663,204

Gross profit	1,683,575	1,325,810

Operating expenses
Administrative expenses	192,908	217,067
Research and development costs	59,884	28,669
Selling expenses	142,713	141,071

	395,505	386,807

Income from operations	1,288,070	939,003
Interest income	225	814
Other income	52,740	51,480
Government subsidy income	7,325	400
Finance costs	(122,122)	(143,696)

Income before income taxes and noncontrolling interest	1,226,238	848,001
Income taxes - Note 4	(194,946)	(133,570)

Net income before noncontrolling interest	1,031,292	714,431
Net income attributable to noncontrolling interest	(9,089)	-

Net income attributable to Kun Run Biotechnology, Inc.
common stockholders	$1,022,203	$714,431

Net income before noncontrolling interest	$1,031,292	$714,431
Other comprehensive income
Foreign currency translation adjustments	(23,970)	454,775

Comprehensive income	1,007,322	1,169,206
Comprehensive income attributable to noncontrolling interest	(8,865)	-

Comprehensive income attributable to Kun Run Biotechnology, Inc.
common stockholders	$998,457	$1,169,206

Earnings per share attributable to Kun Run Biotechnology, Inc.
common stockholders:
basic and diluted	$0.04	$0.03

Weighted average number of shares outstanding:
basic and diluted	25,000,000	24,250,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$334,427	$433,599
Trade receivables, net	4,628,931	4,732,750
Bills receivable	-	117,360
Other receivables, prepayments and deposits	1,035,892	985,683
Receivables from disposal of properties	474,070	2,061,793
Inventories - Note 5	947,150	689,415
Amounts due from related companies	2,095,544	5,595,307
Amount due from a director	3,628	-
Deferred taxes	12,742	8,362

Total current assets	9,532,384	14,624,269
Intangible assets	104,624	111,004
Property, plant and equipment, net - Note 6	9,536,509	9,685,374
Land use rights - Note 7	3,753,084	3,775,540
Deposit for acquisition of property, plant and equipment	464,060	445,691
Deposit paid to a related company for acquisition of
an intangible asset - Note 8	7,032,000	-

TOTAL ASSETS	$30,422,661	$28,641,878

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$1,033,866	$966,937
Other payables and accrued expenses	2,336,010	1,672,500
Dividend payable to Zhonghe’s former/existing
noncontrolling stockholders	7,199	7,209
Income tax payable	851,659	655,019
Amount due to a related company	935	936
Secured borrowings - Note 9	5,713,500	-

Total current liabilities	9,943,169	3,302,601
Deferred taxes	10,048	8,255
Secured borrowings - Note 9	659,250	6,528,150

TOTAL LIABILITIES	10,612,467	9,839,006

COMMITMENTS AND CONTINGENCIES - Note 10

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, authorized
10,000,000 shares in 2009 and 2008, none issued and
outstanding	-	-
Common stock : par value $0.001 per share; authorized
100,000,000 shares, issued and outstanding 25,000,000
shares in 2009 and 25,000,000 shares in 2008	25,000	25,000
Additional paid-in capital	8,969,033	8,969,033
Statutory and other reserves	2,820,850	2,820,850
Accumulated other comprehensive income	1,577,599	1,601,345
Retained earnings	6,239,702	5,217,499

TOTAL KUN RUN BIOTECHNOLOGY, INC. STOCKHOLDERS’
EQUITY	19,632,184	18,633,727

NONCONTROLLING INTEREST	178,010	169,145

TOTAL EQUITY	19,810,194	18,802,872

TOTAL LIABILITIES AND EQUITY	$30,422,661	$28,641,878

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to Kun Run Biotechnology, Inc.
common stockholders	$1,022,203	$714,431
Adjustments to reconcile net income attributable to Kun Run
Biotechnology, Inc. to net cash provided by operating activities:
Depreciation	162,634	171,413
Amortization of intangible assets and land use rights	23,537	17,219
Deferred taxes	(2,587)	(10,818)
Gain on disposal of property, plant and equipment	183	5,425
Provision for doubtful accounts	77,622	-
Noncontrolling interest	9,089	-
Changes in operating assets and liabilities :-
Trade receivables	19,744	349,794
Bills receivables	117,200	-
Other receivables, prepayments and deposits	(70,531)	(25,675)
Amounts due from related companies	(92,163)	(234,660)
Inventories	(258,675)	(5,753)
Trade payables	68,248	26,695
Other payables and accrued expenses	665,790	(91,174)
Income tax payable	197,533	-
Income tax recoverable	-	137,381

Net cash flows provided by operating activities	1,939,827	1,054,278

Cash flows from investing activities
Payments to acquire and deposit for acquisition of
property, plant and equipment	(27,156)	(301,206)
Proceeds from sale of property, plant and equipment	1,584,913	-
Amount due from a director	(3,628)	(55,002)
Amounts due from related companies	(3,446,055)	-

Net cash flows used in investing activities	$(1,891,926)	$(356,208)

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended 31 March,
	(Unaudited)
	2009	2008
Cash flows from financing activities
Dividend paid to Zhonghe’s former/existing noncontrolling
stockholders	$-	$(6,943)
New bank loans	-	4,194,000
Repayment of bank loans	(146,500)	(5,277,450)

Net cash flows used in financing activities	(146,500)	(1,090,393)

Effect of foreign currency translation on cash and cash equivalents	(573)	19,475

Net decrease in cash and cash equivalents	(99,172)	(372,848)

Cash and cash equivalents - beginning of period	433,599	670,919

Cash and cash equivalents - end of period	$334,427	$298,071

Supplemental disclosures for cash flow information
Cash paid for :-
Interest	$121,520	$143,400
Income taxes	$-	$137,381

Non-cash investing and financing activities
Dividend payable to Zhonghe’s former stockholders settled by offsetting amounts due from related companies and other
payables	$-	$120,961

Deposit for acquisition of intangible asset settled by offsetting
amounts due from related companies	$7,032,000	$-

See the accompanying notes to condensed consolidated financial statements

1.	Corporate information

The Company was incorporated in the State of Nevada on March 10, 2006.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company is principally engaged in manufacture, marketing, sale and distribution of drugs and its products could be used to treat immunity dysfunction and hyperfunction.

2.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with Financial Accounting Standard Board (“FASB”) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling interest is presented below stockholders’ equity.  Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net income or stockholders’ equity as previously reported.

3.	Summary of significant accounting policies

Principle of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of March 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended
	March 31,
	(Unaudited)
	2009	2008

Beijing Ya Bao Fang Da Pharmaceutical Ltd.	$271,607	$-

3.	Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

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

	As of March 31, 2009 (Unaudited)		As of December 31, 2008 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$6,372,750	$6,382,844	$6,528,150	$6,407,755

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”.  Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.  The adoption of this statement has no material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008.  The effect on the Company's consolidated financial statements arising from adoption of this guidance has been stated in Note 2.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s consolidated financial statements upon adoption.

4.	Income taxes

United States

Kun Run Biotechnology, Inc. is subject to the United States Federal and state income tax at a statutory rate of 35%.  No provision for the U.S. Federal income taxes have been made as the Company had no taxable income in this jurisdiction for the reporting period.

Hong Kong

Kun Run Biotechnology Ltd. was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as the Company has no taxable income during the reporting period.

PRC

The Company’s subsidiary, Hanian Zhonghe Pharmaceutical Co, Ltd. (“Zhonghe”), is registered and operates in Hainan Province, the PRC, and recognized as “Manufacturing Enterprise Located in Special Economic Zone”.  As a result, Zhonghe is entitled to a preferential corporate income tax (“CIT”) rate of 15% up to December 31, 2007.

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

5.	Inventories

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$383,893	$284,837
Work-in-progress	348,078	260,504
Finished goods	215,179	144,074

	$947,150	$689,415

6.	Property, plant and equipment

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs:
Buildings	$5,884,360	$5,892,393
Plant and machinery	4,239,963	4,233,317
Furniture, fixtures and equipment	277,827	273,588
Leasehold improvements	118,483	118,645
Motor vehicles	713,307	714,280

	11,233,940	11,232,223
Accumulated depreciation	(3,037,453)	(2,882,383)
Construction in progress	1,340,022	1,335,534

Net	$9,536,509	$9,685,374

As of March 31, 2009, buildings with carrying value of $3,059,786 acquired from the former shareholder of Zhonghe on December 31, 2007, have been pledged for a bank loan granted to Zhonghe (Note 9a(i)).  Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid in 2010.  Pursuant to two separate trust agreements, both parties agreed that the former shareholder of Zhonghe will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

7.	Land use rights

The carrying amount of land use rights as of March 31, 2009 represents two separate land use rights acquired from the former stockholder of Zhonghe on September 29, 2007 and December 31, 2007 respectively.  The land use right with carrying value of $2,278,825 as of March 31, 2009 was pledged to the bank for the loans granted to Zhonghe (Note 9a (ii)).  The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe are fully settled in 2010.  Pursuant to a trust agreement, both parties agreed that the former stockholder of Zhonghe will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

The legal title of the remaining land use right with carrying value of $1,474,259 as of March 31, 2009 has not been transferred to Zhonghe after the acquisition.  Pursuant to a trust agreement, both parties agreed that the former stockholder of Zhonghe will continue to hold the legal title of the land for Zhonghe until the completion of the legal title transfer.

8.	Deposit paid to a related company for acquisition of an intangible asset

On March 23, 2009, Zhonghe entered into an agreement with Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd. (“Zhonghe Peptide”), which is subject to the common control of the Company’s management, to acquire a technology know-how in relation to the production of a new drug, with total cash consideration of RMB60 million. As of March 31, 2009, RMB48 million (equivalent to $7.03 million) was paid to Zhonghe Peptide as a deposit.  The transaction is expected to be completed by the end of 2009.

9.	Secured borrowings

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Short-term loan
Bank loan (Note a)
Short-term loan, interest rate at 8.28% per annum	$5,713,500	$-

Long-term loan
Bank loan (Note a)
- due 2010, interest rate at 8.28% per annum	-	5,868,000
Other loan (Note b)
- due 2010, interest free	329,625	330,075
- due 2011, interest free	329,625	330,075

	659,250	6,528,150

	$6,372,750	$6,528,150

(a)	The above bank loans were secured by the following :-

(i)           Buildings with carrying value of $3,059,786 (Note 6); and

(ii)           Land use rights with carrying value of $2,278,825 (Note 7).

(b)
The other loans, which were granted to Zhonghe by the PRC local government authority, are interest-free and secured by the buildings disposed at considerations of $442,233 in 2008 to a third party and repayable on June 30, 2010 and 2011.  The other loans were not discounted to their present values as the effect of discounting is immaterial.  The legal title of the pledged buildings has not been transferred to the third party as the related other loans granted to Zhonghe has not been settled until 2011.  Pursuant to a trust agreement, both parties agreed that Zhonghe will continue to hold the legal title of the pledged buildings until the full settlement of related other loans has been made by Zhonghe.

During the reporting periods, there was no covenant requirement under the facilities granted to the Company.

10.	Commitments and contingencies

(a)           Capital commitment

As of March 31, 2009, the Company had capital commitments amounting to $2,042,358 in respect of the acquisition of property, plant and equipment and intangible asset which were contracted for but not provided in the financial statements.

(b)           Operating lease arrangement

As of March 31, 2009, the Company had no non-cancellable operating lease.

(c)           Contingencies

As of March 31, 2009, the Company had no contingencies.

11.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income. The Company contributed $16,863 and $22,899 for the three months ended March 31, 2009 and 2008 respectively.

12.	Segment information

The Company is solely engaged in the manufacture, marketing, sale and distribution of drugs.  Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

13.	Related party transaction

Apart from the transactions as disclosed in notes 6, 7 and 8 to the financial statements, the Company has entered into the following transaction with a related party which is subject to the common control of the Company’s management:

	Type of	Three months ended
Related party	transaction	March 31,
		(Unaudited)
		2009	2008

Hainan Heyi Pharmaceutical Co., Ltd.	Sales	$247,585	$1,522

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

There are possible developments that could cause our actual results to differ materially from those forecasts or implied in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Corporate History

Kun Run Biotechnology, Inc. formerly known as Aspen Racing Stables, Inc. (“Aspen”), was incorporated in the State of Nevada on March 10, 2006. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

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

Thereafter, on August 21, 2008, Kun Run entered into a Stock Purchase Agreement (the “Exchange Agreement”) with the shareholders of the Company. The terms of the Exchange Agreement were consummated and the acquisition was completed on September 16, 2008. As a result of the transaction, the Company issued a total of 24,250,000 shares of its common voting stock to Xueyun Cui (“Mr. Cui”) and Liqiong Yang, the shareholders of Kun Run and their designees, in exchange for 100% of the capital stock of Kun Run, resulting in Kun Run becoming our wholly-owned subsidiary, and the shareholders of Kun Run and their designees owning approximately 97% of the issued and outstanding shares of the common stock of Aspen. In addition, Trixy Asyniux-Walt, the original shareholder of Aspen, returned 1,000,000 of her shares to the Company for cancellation and as of the closing owns 750,000 shares of the Company’s common stock which constitutes approximately 3% f the issued and outstanding shares of the Company’s common stock. 1,000,000 of the shares issued to Mr. Xueyun Cui were put into an escrow pursuant to a Make Good Escrow Agreement entered between Mr. Xueyun Cui and the escrow agent on September 16, 2008.

Summary of significant accounting policies

Principle of consolidation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives and residual values of property, plant and equipment, intangible assets. Actual results could differ from those estimates.

Fair value of financial instruments

The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Financial Accounting Standards No. 159 fair value option was not elected. Except for secured borrowings, the carrying amounts of the financial assets and liabilities approximate to their fair value due to short maturities or the applicable interest rates approximate current market rates. The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of March 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Results of Operations

Three months ended March 31, 2009 and 2008

The information set forth below has been derived from our financial statements for the three months ended March 31, 2009 and three months ended March 31, 2008.

	Three months ended March 31,
	(unaudited)
	2009		2008
		% as of total revenue		% as of total revenue	% Change
Sales revenue	$2,429,268	100%	$1,989,014	100%	22%
Cost of sales	745,693	31%	663,204	33%	12%

Gross profit	$1,683,575	69%	$1,325,810	67%	27%

Sales Revenue

Revenues for the three months ended March 31, 2009 were $2.43 million, an increase of $440,254, or 22% over revenues for the same period of 2008. This increase was mainly attributable to the increase in sales of our products and services. Revenues by product categories were as follows:

	Three months ended March 31,
	(unaudited)
	2009		2008
		as of total		as of total
Product		sales %		sales %	% Changes
TP-5 Products
TP-5 for injection (1mg)	$328,764	14%	$256,838	13%	28%
TP-5 for injection (10mg)	115,616	5%	109,628	5%	5%
TP-5 pre-filled injection 1ml:1mg	131,111	5%	369,600	19%	-65%
TP-5 pre-filled injection 1ml:10mg	441,616	18%	343,616	17%	29%
Sub-total ( TP-5 products)	1,017,107	42%	1,079,682	54%	-6%
Other products
Somatostatin for injection 3mg	283,047	11%	181,853	9%	56%
Thymosin Alpha 1 for injection 1.6mg	771,125	32%	438,971	22%	76%
DDAVP Injection 1ml:4ug	246,511	10%	159,661	8%	54%
DDAVP Injection 1ml:15ug	71,427	3%	104,163	5%	-31%
Granisetron Hydrochloride Injection 3ml:3mg	20,097	1%	11,568	1%	74%
Ozagrel Sodium for Injection 80mg/40mg	19,729	1%	13,116	1%	50%
Others	225	0%
In Total	$2,429,268	100%	$1,989,014	100%	22%

For the three months ended March 31, 2009, the sales of our major products, TP-5 products, were $1.02 million, accounting for 42% of total sales, decreasing by $62,575, or 6% from $1.08 million for the three months ended March 31, 2008. Within the TP-5 product category, the revenue from TP-5 for injection increased $77,914, representing a 21% increase from the same period of 2008. We reduced the price of TP-5 for injection due to heated competition within the TP-5 market, which drove a significant growth in sales volume and resulted in an increased level of income.

Thymosin Alpha 1 for injection became our best selling product, contributing $771,125 in revenue (32% of total sales) for the three months ended March 31, 2009, representing a 76% increase from the same period of 2008. This increase was due to a strong market acceptance of its curative effects.

Meanwhile, DDAVP generated $317,938, or 13% of total sales for the three months ended March 31, 2009, an increase of 21% from $263,824 for the same period in 2008. The Somatostatin for injection also contributed $283,047 in revenue, 11% of the total sales, for the three months ended March 31, 2009, a 56% increase from $181,853 for the same period in 2008 due to increased brand recognition.

Cost of Sales and Gross Profit

Cost of goods sold was $745,693 for the three months ended March 31, 2009, as compared to $663,204 for the same period in 2008. Cost of goods sold was 31% of total revenue for the three months ended March 31, 2009, as compared to 33% of total revenue for the same period in 2008. The decrease in cost of sales as a percentage of revenue was mainly due to the increased sales of high profit margin products including Somatostatin, DDAVP and Thymosin Alpha 1.

Gross profit as a percentage of net revenue increased to 69% in the three months ended March 31, 2009 from 67% in the same period in 2008 due to the decrease in cost of goods sold as a percentage of revenue discussed above.

	Three months ended March 31,
	(unaudited)
	2009		2008
		as of total revenue %		as of total revenue %	change %
Operating expenses:
Administrative expenses	$192,908	8%	$217,067	11%	-11%
Research and development costs	59,884	2%	28,669	1%	109%
Selling expenses	142,713	6%	141,071	7%	1%

	395,505	16%	386,807	19%	2%

Income from operations	$1,288,070	53%	$939,003	47%	37%

Administrative Expenses

Administrative expenses primarily consisted of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets, urban real estate tax. Administrative expenses for the three months ended March 31, 2009 and 2008 were $192,908 (8% of total sales) and $217,067 (11% of total sales), respectively. The decrease in administrative expenses was primarily attributable to decreases in traveling expenses for the three months ended March 31, 2009.

Research and Development Costs

Research and development costs consisted primarily of expenses incurred in clinical trial, drug registration and usage of trial specimens for our new products. Research and development expenses for the three months ended March 31, 2009 were $59,884, or 2% of total sales, a 109% increase from $28,669 for the same period of 2008. We currently have more potential peptide drugs under development and, therefore, incurred more expenses as compared with the same period in 2008.

Selling Expenses

Selling expenses, including distribution expenses, were $142,713, or 6% of total sales, for the three months ended March 31, 2009. The selling expenses remained relatively unchanged as compared to the same period in 2008, which were $141,071, or 7% of the total sales.

Income from Operations

Income from operations was $1.29 million for the three months ended March 31, 2009, an increase of 37% from $939,003 for the same period in 2008.

	Three months ended March 31,
	(unaudited)
	2009		2008
		as of total		as of total
		revenue %		revenue %	% Changes
Interest income	$225	0%	$814	0%	-72%
Other income	52,740	2%	51,480	3%	2%
Government subsidy income	7,325	0%	400	0%	1,731%
Finance costs	(122,122)	-5%	(143,696)	-7%	-15%

Income before income taxes	1,226,238	50%	848,001	43%	45%
Income taxes	(194,946)	-8%	(133,570)	-7%	46%

Net income before noncontrolling interest	1,031,292	42%	714,431	36%	44%
Net income attributable to noncontrolling interest	(9,089)	0%	-

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	$1,022,203	42%	$714,431	36%	43%

Net income before noncontrolling interest	1,031,292	42%	714,431	36%	44%
Other comprehensive income:
Foreign currency translation adjustments	(23,970)	-1%	454,775	23%	-105%

Comprehensive income	1,007,322	41%	1,169,206	59%	-14%
Noncontrolling interests	(8,865)	0%	-

Total comprehensive income	$998,457	41%	$1,169,206	59%	-15%

Earnings per share : Basic and diluted	$0.04		$0.03

Weighted average number of shares outstanding :
Basic and diluted	25,000,000		24,250,000

Other Income

For the three months ended March 31, 2009, other income was $52,740, representing three-month’s rental income paid by Sinopep Pharmaceutical Inc.

Finance Costs

	Three months ended March 31,
FINANCE COSTS	(unaudited)
	2009	2008	Changes %
Bank charges	602	296	103%
Discounting charges	2,576	16,392	-84%
Interest expenses	118,944	127,008	-6%
	$122,122	$143,696	-15%

Discounting Charges

Discounting charges represented bank charges/penalties on discounted bills transferred to banks to require cash before the maturity date.

Interest Expense

For the three months ended March 31, 2009, we incurred interest expenses of $118,944, as compared to $127,008 for the same period in 2008. The interest expenses were related primarily to the secured borrowings which balance changed little as of March 31, 2009 as compared to that of March 31, 2008.

Net Income

Net income increased by 43% to $1.02 million for the three months ended March 31, 2009 from $714,431 for the same period of 2008 due to increased revenue and reduced costs and expenses described above.

Earnings per share

Earnings per share for the three months ended March 31, 2009 was $0.04 per share for both basic and diluted shares, as compared with $0.03 per share for both basic and diluted shares for the same period of 2008.

Liquidity and Capital Resources

Cash

As of March 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $334,427, representing a decrease of $99,172, or 23%, as compared with our cash balance of $433,599 as of March 31, 2008. The Company’s cash and cash equivalents consist of cash on hand and deposits with commercial banks. We believe our cash and cash equivalents are highly liquid and do not anticipate any losses with respect to such cash balances.

The following table provides detailed information about our net cash flow for the periods presented in this report:

(All amounts in thousands of U.S. dollars)
Cash Flow	Three Months Ended March 31, (Unaudited)
	2009	2008
Net cash provided by operating activities	$1,940	$1,054
Net cash used in investing activities	(1,892)	(356)
Net cash used in financing activities	(147)	(1,090)
Net cash flow	$(99)	$(373)

Operating Activities

Net cash provided by operating activities was approximately $1.94 million for the three months ended March 31, 2009, an increase of $885,549 from the net cash provided by operating activities of $1.05 million for the same period in 2008. The increased cash flow was primarily attributed to the increase of our revenue by $440,254 in the first quarter of 2009 as compared with the corresponding period in 2008. Increases in other payables and accrued expenses also contributed to increase in cash provided by operating activities. We believe that our cash flow generated from operating activities will be sufficient to sustain our operations for at least the next twelve months.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 was $1.89 million, an increase of $1.54 million from net cash used in investing activities of $356,208 for the same period of 2008. The increase in net cash used in investing activities was mainly due to amounts due from related companies, partially offset by cash proceeds from sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities for the three month ended March 31, 2009 was $146,500, reflecting repayment of bank loans during the period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. In accordance with FASB Statement No. 160, the noncontrolling interest is presented below stockholders’ equity. Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net income or stockholders’ equity as previously reported.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The adoption of this statement has no material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, including the chief executive officer and the chief accounting officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our chief executive officer and chief accounting officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information ..

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kun Run Biotechnology, Inc.

Date: May 15, 2009	By:	/s/ Xiaoqun Ye
Xiaoqun Ye, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Yan Lin
Yan Lin, Chief Accounting Officer
(Principal Financial Officer)