Form 10-K/A
period 2008-12-31
Kun Run Biotechnology, Inc.
filed 2009-07-30
CIK 1393526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2 to
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

86-898-6680-2207
 (Issuer Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities  registered  under  Section  12(g) of the Exchange  Act:
Title of Each Class:	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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

EXPLANATORY NOTE
This amendment no. 2  to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 31, 2009, is being filed to re-file the Exhibit 10.7 pursuant to the request of the Securities and Exchange Commission  to supply the name  of the general sales agent and its address.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3)  Exhibits

The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this annual report.

Index to Exhibits

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company incorporated by reference to exhibit 1 of Form 8-A12G filed on April 13, 2009
3.2	Amended and Restated Bylaws of the Company incorporated by reference to exhibit 2 of Form 8-A12G filed on April 13, 2009.
4.1 (1)	Stock Purchase Agreement by and among Aspen Racing Stables, Inc., Trixy Sasyniuk-Walt, Kun Run Biotechnology Ltd., Xueyun Cui and Liqiong Yang dated August 21, 2008
4.2 (1)	Make Good Escrow Agreement by and among Aspen Racing Stables, Inc., Xueyun Cui, Trixy Sasyniuk-Walt, and Securities Transfer Corporation dated September 16, 2008
10.1 (1)	Consulting Agreement by and between Halter Capital Corporation and Kun Run Biotechnology Ltd. dated September 16, 2008
10.2 (2)	Real Property Purchase and Sale Agreement between Hainan Zhonghe Pharmaceutical Co., Ltd. and Hainan Twenty First Media Co., Ltd. dated October 9, 2008
10.3 (2)	Supplemental Contract to exhibit 10.2 dated October 27, 2008
10.4 (2)	Real Property Purchase and Sale Agreement between Hainan Zhonghe Pharmaceutical Co., Ltd. and Hainan Xike Real Estates Co., Ltd. dated October 6, 2008
10.5 (2)	Power Cable Purchase Agreement between Hainan Zhonghe Pharmaceutical Co. Ltd. and Hainan Delixi Electric Power Facility Company dated March 27, 2008
10.6 (2)	Power Cable Purchase Agreement between Hainan Delixi Electro-mechanical Equipment Mfg.Co.Ltd and Hainan Zhonghe Pharmaceutical Co. Ltd. dated March 27, 2008
10.7 *
General Agent Agreement between Hainan Zhonghe Pharmaceutical Co. Ltd. and Beijing Yabaofangda Pharmaceutical Limited dated November 1, 2008 (certain portions of the exhibit have been omitted based upon a request for confidential treatment and the non-public information has been filed with the Securities and Exchange Commission)

10.8 (2)	Employment Agreement between the Company and Yan Lin dated January 1, 2009
10.9 (2)	Employment Agreement between the Company and Xiaoqun Ye dated January 1, 2007
21.1	Subsidiaries of the Company (incorporated by reference to same exhibit number of our annual report on Form 10-K/A filed on April 3, 2009)
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

Dated: July 30, 2009
By /s/ Xiaoqun Ye
	Name:	Xiaoqun Ye
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated as of July 30, 2009.

Signature	Title

/s/ Xueyun Cui	Director
Xueyun Cui

/s/Yan Lin	Chief Accounting Officer
Yan Lin