Form 10-Q
period 2009-06-30
Kun Run Biotechnology, Inc.
filed 2009-08-14
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009
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

As of August 14, 2009, the Registrant had 25,000,000 shares of common stock outstanding.

Kun Run Biotechnology, Inc.

Kun Run Biotechnology, Inc.

 Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2009 and 2008
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Condensed Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1 - 2

Condensed Consolidated Balance Sheets	3 - 4

Condensed Consolidated Statements of Cash Flows	5 - 6

Notes to Condensed Consolidated Financial Statements	7 - 17

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June, 2009 and 2008
(Unaudited)
(Stated in US Dollars)
	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Sales revenue	$3,661,398	$3,361,055	$6,090,666	$5,350,069
Cost of sales	1,019,830	891,466	1,765,523	1,554,670

Gross profit	2,641,568	2,469,589	4,325,143	3,795,399

Operating expenses
Administrative expenses	199,517	267,788	392,425	484,855
Research and developments costs	39,428	97,571	99,312	126,240
Selling expenses	74,830	143,009	217,543	284,080

	313,775	508,368	709,280	895,175

Income from operations	2,327,793	1,961,221	3,615,863	2,900,224
Interest income	66,735	328	66,960	1,142
Other income	146,504	93,755	199,244	102,596
Government subsidy income	-	9,225	7,325	9,625
Finance costs	(135,696)	(130,925)	(257,818)	(274,621)

Income before income taxes and
noncontrolling interest	2,405,336	1,933,604	3,631,574	2,738,966
Income taxes - Note 4	(354,062)	1,990	(549,008)	(131,580)

Net income before noncontrolling interest	2,051,274	1,935,594	3,082,566	2,607,386
Net income attributable to noncontrolling
interest	(18,116)	(17,083)	(27,205)	(22,958)

Net income attributable to Kun Run
Biotechnology, Inc. common stockholders	$2,033,158	$1,918,511	$3,055,361	$2,584,428

Net income before noncontrolling interest	$2,051,274	$1,935,594	$3,082,566	$2,607,386
Other comprehensive income
Foreign currency translation adjustments	(1,131)	301,750	(25,101)	747,455

Comprehensive income	2,050,143	2,237,344	3,057,465	3,354,841
Comprehensive income attributable to
noncontrolling interest	(18,103)	(17,572)	(26,968)	(23,615)

Comprehensive income attributable to Kun
Run Biotechnology, Inc. common
stockholders	$2,032,040	$2,219,772	$3,030,497	$3,331,226

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)
For the three and six months ended June, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Earnings per share attributable to Kun Run
Biotechnology, Inc. common stockholders:
basic and diluted	$0.08	$0.08	$0.12	$0.11

Weighted average number of shares
outstanding: basic and diluted	25,000,000	24,250,000	25,000,000	24,250,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$288,127	$433,599
Trade receivables, net	4,974,007	4,732,750
Bills receivable	428,040	117,360
Other receivables, prepayments and deposits	3,031,910	985,683
Receivables from disposal of properties	-	2,061,793
Inventories - Note 5	1,427,526	689,415
Amounts due from related companies - Note 6	3,148,433	5,595,307
Deferred taxes	-	8,362

Total current assets	13,298,043	14,624,269
Intangible assets	98,396	111,004
Property, plant and equipment, net - Note 7	9,373,180	9,685,374
Land use rights - Note 8	3,735,775	3,775,540
Deposit for acquisition of property, plant and
equipment	494,760	445,691
Deposit paid to a related company for acquisition
of an intangible asset - Note 9	7,911,000	-

TOTAL ASSETS	$34,911,154	$28,641,878

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$391,985	$966,937
Other payables and accrued expenses	2,371,943	1,672,500
Dividend payable to Zhonghe’s former/existing
noncontrolling stockholders	7,199	7,209
Income tax payable	960,873	655,019
Amount due to a related company - Note 6	935	936
Secured borrowings - Note 10	8,973,125	-

Total current liabilities	12,706,060	3,302,601
Deferred taxes	15,132	8,255
Secured borrowings - Note 10	329,625	6,528,150

TOTAL LIABILITIES	13,050,817	9,839,006

COMMITMENTS AND CONTINGENCIES - Note 11

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share,
authorized 10,000,000 shares in 2009 and	-	-
2008; none issued and outstanding
Common stock : par value of $0.001 per share,
authorized 100,000,000 shares, issued and
outstanding 25,000,000 shares in 2009 and
25,000,000 shares in 2008	25,000	25,000
Additional paid-in capital	8,969,033	8,969,033
Statutory and other reserves	2,820,850	2,820,850
Accumulated other comprehensive income	1,576,481	1,601,345
Retained earnings	8,272,860	5,217,499

TOTAL KUN RUN BIOTECHNOLOGY, INC.
STOCKHOLDERS’ EQUITY	21,664,224	18,633,727

NONCONTROLLING INTEREST	196,113	169,145

TOTAL EQUITY	21,860,337	18,802,872

TOTAL LIABILITIES AND EQUITY	$34,911,154	$28,641,878

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to Kun Run Biotechnology,	$3,055,361	$2,584,428
Inc. common stockholders
Adjustments to reconcile net income attributable to Kun Run
Biotechnology, Inc. to net cash provided by operating activities :-
Depreciation	349,782	338,347
Amortization of intangible assets and land use rights	47,091	34,941
Deferred taxes	15,252	3,043
Loss on disposal of property, plant and equipment	183	-
Write-off of property, plant and equipment	-	5,504
Recovery of doubtful debts	(16,106)	-
Noncontrolling interest	27,205	22,958
Changes in operating assets and liabilities:
Trade receivables	(231,840)	(1,196,464)
Bills receivables	(311,132)	-
Other receivables, prepayments and deposits	(2,067,910)	480,032
Amounts due from related companies	83,244	-
Inventories	(739,379)	97,281
Trade payables	(574,072)	16,320
Other payables and accrued expenses	701,740	406,624
Income tax recoverable	-	128,537
Income tax payable	306,822	-

Net cash flows provided by operating activities	646,241	2,921,551

Cash flows from investing activities
Payments to acquire and deposit for acquisition
of property, plant and equipment	(81,585)	(755,906)
Proceeds from sale of property, plant and equipment	2,059,306	-
Deposit for acquisition of intangible asset	(322,520)	-
Amounts due from related parties	(5,244,274)	(1,358,761)

Net cash flows used in investing activities	$(3,589,073)	$(2,114,667)

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2009	2008
Cash flows from financing activities
Amounts due to related parties	$12,116	$(155,000)
Dividends paid to Zhonghe’s former/existing noncontrolling
stockholders	-	(11,692)
New bank loans	2,932,000	319,140
Repayment of bank loans	(146,500)	(1,418,400)
Contribution to additional paid-in capital	-	128
Contribution of cash from shareholders acquiring
shares of Zhonghe	-	5,208,748
Distribution of cash to shareholders in connection with
acquisition of shares of Zhonghe	-	(5,208,748)

Net cash flows provided by (used in) financing activities	2,797,616	(1,265,824)

Effect of foreign currency translation on cash and cash equivalents	(256)	28,561

Net decrease in cash and cash equivalents	(145,472)	(430,379)

Cash and cash equivalents - beginning of period	433,599	670,919

Cash and cash equivalents - end of period	$288,127	$240,540

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$264,708	$274,576
Income taxes	$226,935	$-
Non-cash investing and financing activities:
Dividend payable to Zhonghe’s former stockholders settled by offsetting amounts due from related companies and other
payables	$-	$120,965
Deposit for acquisition of intangible asset settled by offsetting
amounts due from related companies	$7,589,000	$-

See the accompanying notes to condensed consolidated financial statements

1.	Corporate information

Kun Run Biotechnology, Inc. (the “Company”) was incorporated in the State of Nevada on March 10, 2006.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company is principally engaged in manufacture, marketing, sale and distribution of polypeptide drugs which could be used to treat immunity dysfunction and hyperfunction, as well as some high quality chemical drugs.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and six-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling interest is presented below stockholders’ equity.  Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net income or stockholders’ equity as previously reported.

3.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of June 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008

Jiangxi JinSheng Medical Co., Ltd.	$400,155	$-	$454,410	$-
Chongqin Dinghai Pharmaceutical Ltd.	340,187	432,515	474,157	608,300

	$740,342	$432,515	$928,567	$608,300

Fair value of financial instruments

The Company adopted SFAS 157 on January 1, 2008.  The adoption of SFAS 157 did not materially impact the Company’s financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Financial Accounting Standards No. 159 fair value option was not elected.  Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :-

	As of June 30, 2009 (Unaudited)		As of December 31, 2008 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$9,302,750	$9,375,011	$6,528,150	$6,407,755

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ equity was included in other long-term liabilities in the condensed consolidated balance sheets. Upon the adoption of SFAS 160, the noncontrolling interest is presented within stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”(“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning November 29, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

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

PRC

The Company’s subsidiary, Hainan Zhonghe Pharmaceutical Co, Ltd. (“Zhonghe”), is registered and operates in Hainan Province, the PRC, and recognized as “Manufacturing Enterprise Located in Special Economic Zone”.  As a result, Zhonghe is entitled to a preferential corporate income tax (“CIT”) rate of 15% up to December 31, 2007.

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

As approved by the relevant tax authority in the PRC, Zhonghe, being a Foreign Investment Enterprise, engaged in an advanced technology industry, was approved to enjoy a further three years' preferential tax rate at 15% for 2008, 2009 and 2010.

5.	Inventories

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$370,580	$284,837
Work-in-progress	933,993	260,504
Finished goods	122,953	144,074

	$1,427,526	$689,415

6.	Amounts due from / to related companies

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Amounts due from related parties :-
Hainan Zhonghe Group Co., Ltd. (“Hainan Zhonghe
Group”) - Note 6(b)	$2,516,386	$4,352,639
Hainan Zhonghe Peptide Drugs Research &
Development Co., Ltd. (“Zhonghe Peptide”)
- Note 6(b)	-	528,120
Hainan Heyi Pharmaceutical Co., Ltd. (“Hainan Heyi”)
- Note 6(c)	632,047	714,548

	$3,148,433	$5,595,307

Amount due to a related party :-
Dividend payable to Zhonghe’s former stockholder
Hainan Hekun Bronze Art Co., Ltd. (“Hainan Hekun”) - Note 6(c)	$935	$936

Notes :-

(a)
Mr. Xueyun Cui (“Mr. Cui”), the Company’s Chairman, sole director and the beneficial owner of approximately 90.09% of the Company’s outstanding common stock, is the ultimate controlling party of Hainan Zhonghe Group, Zhonghe Peptide, Hainan Heyi and Hainan Hekun.

(b)	The amounts are interest bearing at 5.31% per annum, unsecured and repayable on demand.

(c)	The amounts are interest free, unsecured and repayable on demand.

7.	Property, plant and equipment, net
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs :-
Buildings	$6,256,361	$5,892,393
Plant and machinery	5,043,866	4,233,317
Furniture, fixtures and equipment	276,472	273,588
Leasehold improvements	108,999	118,645
Motor vehicles	713,307	714,280

	12,399,005	11,232,223
Accumulated depreciation	(3,224,474)	(2,882,383)
Construction in progress	198,649	1,335,534

Net	$9,373,180	$9,685,374

As of June 30, 2009, buildings with carrying value of $3,027,631 acquired from the former shareholder of Zhonghe on December 31, 2007, have been pledged for a bank loan granted to Zhonghe (Note 10a(i)).  Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid in 2010.  Pursuant to two separate trust agreements, both parties agreed that the former shareholder of Zhonghe will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loan has been made by Zhonghe.

8.	Land use rights

The carrying amount of land use rights as of June 30, 2009 represents two separate land use rights acquired from the former stockholder of Zhonghe on September 29, 2007 and December 31, 2007 respectively.  The land use right with carrying value of $2,268,291 as of June 30, 2009 was pledged to the bank for the loans granted to Zhonghe (Note 10a(ii)).  The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe are fully settled in 2010.  Pursuant to a trust agreement, both parties agreed that the former stockholder of Zhonghe will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

The legal title of the remaining land use right with carrying value of $1,467,484 as of June 30, 2009 has not been transferred to Zhonghe after the acquisition.  Pursuant to a trust agreement, both parties agreed that the former stockholder of Zhonghe will continue to hold the legal title of the land for Zhonghe until the completion of the legal title transfer.

9.	Deposit paid to a related company for acquisition of an intangible asset

On March 23, 2009, Zhonghe entered into an agreement with Zhonghe Peptide to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB60 million. As of June 30, 2009, RMB54 million (equivalent to $7.91 million) was paid to Zhonghe Peptide as a deposit.  The transaction is expected to be completed by the end of 2009.

10.	Secured borrowings
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Short-term loans
Bank loan
Short-term loan, interest bearing at 6.37 % per annum	$2,930,000	$-
Long-term loans - current portion	6,043,125	-

	8,973,125	-
Long-term loans
Bank loan (Note a)
- due 2009, interest bearing at 8.28% per annum	5,713,500	5,868,000
Other loan (Note b)
- due 2010, interest free	329,625	330,075
- due 2011, interest free	329,625	330,075

	6,372,750	6,528,150
Less: current maturities	(6,043,125)	-

	329,625	6,528,150

	$9,302,750	$6,528,150

(a) The above bank loans were secured by the following :-

(i)	Buildings with carrying value of $3,027,631 (Note 7); and

(ii)	Land use rights with carrying value of $2,268,291 (Note 8).

10.	Secured borrowings (Cont’d)

(b)
The other loan, which was granted to Zhonghe by the PRC local government authority, is interest-free and secured by the buildings disposed at considerations of $442,233 in 2008 to a third party. The other loan has not been discounted to its present value as the effect of discounting is immaterial. The legal title of the pledged buildings has not been transferred to the third party as the related other loan granted to Zhonghe has not been settled until 2011. Pursuant to a trust agreement, both parties agreed that Zhonghe will continue to hold the legal title of the pledged buildings until the full settlement of related other loan has been made by Zhonghe.

During the reporting periods, there was no covenant requirement under the facilities granted to the Company.

11.	Commitments and contingencies

(a)	Capital commitment

As of June 30, 2009, the Company had capital commitments amounting to $1,186,842 in respect of the acquisition of property, plant and equipment and intangible asset which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of June 30, 2009, the Company had no non-cancellable operating lease.

(c)	Contingencies

As of June 30, 2009, the Company had no contingencies.

12.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income. The Company contributed $36,580 and $42,876 for the six months ended June 30, 2009 and 2008 respectively.

13.	Segment information

The Company is solely engaged in the manufacture, marketing, sale and distribution of drugs.  Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

14.	Related party transactions

Apart from the transactions as disclosed in notes 6, 7, 8 and 9 to the financial statements, the Company has entered into the following transactions with its related parties :-

Related parties	Type of transactions	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
		2009	2008	2009	2008

Hainan Heyi	Sales	$58,583	$486,654	$306,168	$488,176

Hainan Zhonghe Group	Interest income	$66,511	$-	$66,511	$-

15.	Subsequent events

Effective this quarter, the Company implemented SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date these financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are engaged, through Hainan Zhonghe Pharmaceutical Co., Ltd. (“Zhonghe”), our China based indirect subsidiary, in the development, manufacture, marketing and sale of prescription polypeptide drugs. Our principal products are polypeptide derivatives as well as chemical products. Our products are sold primarily in China and through Chinese domestic pharmaceutical distributors licensed by the Chinese government. Our manufacturing and sales facilities are located in the City of Haikou, Hainan Province.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of June 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Results of Operations

Three months ended June 30, 2009 and 2008

The information set forth below has been derived from our financial statements for the three months ended June 30, 2009 and three months ended June 30, 2008.

	Three months ended June 30,
	(unaudited)
	2009		2008
		% as of total revenue		% as of total revenue	% Change
Sales revenue	$3,661,398	100%	$3,361,055	100%	9%
Cost of sales	1,019,830	28%	891,466	27%	14%

Gross profit	$2,641,568	72%	$2,469,589	73%	7%

Sales Revenue

Revenues for the three months ended June 30, 2009 were $3.66 million, an increase of $300,343, or 9% over revenues for the same period of 2008. This increase was mainly attributable to the increase in sales of our products and services. Revenues by product categories were as follows:

	Three months ended June 30,
	(unaudited)
	2009		2008
Product		as of total		as of total	%
		sales %		sales %	Changes
TP-5 Products
TP-5 for injection (1mg)	$444,640	12%	$591,900	18%	-25%
TP-5 for injection (10mg)	311,150	9%	282,297	8%	10%
TP-5 pre-filled injection 1ml:1mg	346,502	9%	339,066	10%	2%
TP-5 pre-filled injection 1ml:10mg	628,967	17%	532,465	16%	18%
Sub-total ( TP-5 products)	1,731,259	47%	1,745,728	52%	-1%
Other products
Somatostatin for injection 3mg	144,488	4%	345,634	10%	-58%
Thymosin Alpha 1 for injection 1.6mg	1,380,153	38%	927,871	28%	49%
DDAVP Injection 1ml:4ug	307,499	8%	240,268	7%	28%
DDAVP Injection 1ml:15ug	58,735	2%	74,751	2%	-21%
Granisetron Hydrochloride Injection 3ml:3mg	30,894	1%	26,103	1%	18%
Ozagrel Sodium for Injection 80mg/40mg	7,017	0%	700	0%	902%
Others	1,353	0%
In Total	$3,661,398	100%	$3,361,055	100%	9%

For the three months ended June 30, 2009, the sales of our major products, TP-5 products, were $1.73 million, accounting for 47% of total sales, decreased by $14,469, or 1% from $1.75 million for the three months ended June 30, 2008. Among the TP-5 product category, the pre-filled products had a steady increase compared to the traditional TP-5 products for injection because of its increased safety, ease of use and the flexibility to self-administrater the medication at home. The revenue from TP-5 for pre-filled injection increased $103,938, representing a 12% increase from the same period of 2008. At the same time, since TP-5 products have been in the maturing stage in China market, to strengthen our competitive advantage and insure steady sales volume, we reduced the average price of TP-5 for injection (1mg and 10mg) products. Thus, the revenue from TP-5 for injection (1mg and 10mg) decreased $118,407, representing a 14% decrease from the same period of 2008. We believe our TP-5 products will continue to hold a strong market share in China market in the near future because of our more competitive price with superior quality and brand recognition.

Thymosin Alpha 1 for injection gradually became our best selling product since its superior curative effects and strong market acceptance, contributing $1,380,153 in revenue (38% of total sales) for the three months ended June 30, 2009, representing a 49% increase from the same period of 2008.

Meanwhile, DDAVP generated $366,234, or 10% of total sales for the three months ended June 30, 2009, an increase of 16% from $315,019 for the same period in 2008. The main reason of increase was that the product has gradually become more acceptable due to its effective clinical performance. We believe it will continue to generate more revenue in the near future.

Cost of Sales and Gross Profit

Cost of goods sold was $1,019,830 for the three months ended June 30, 2009, as compared to $ 891,466 for the same period in 2008. Cost of goods sold was 28% of total revenue for the three months ended June 30, 2009, as compared to 27% of total revenue for the same period in 2008. The increase in cost of sales as a percentage of revenue was mainly due to the increased sales of lower profit margin products including Thymosin Alpha 1 for injection 1.6mg and DDAVP.

Gross profit as a percentage of net revenue decreased to 72% in the three months ended June 30, 2009 from 73% in the same period in 2008 due to the increase in cost of goods sold as a percentage of revenue as discussed above.

	Three months ended June 30,
	(unaudited)
	2009		2008
		as of total revenue %		as of total revenue %	% Changes
Operating expenses:
Administrative expenses	$199,517	5%	$267,788	8%	-25%
Research and development costs	39,428	1%	97,571	3%	-60%
Selling expenses	74,830	2%	143,009	4%	-48%

	313,775	8%	508,368	15%	-38%

Income from operations	$2,327,793	64%	$1,961,221	58%	19%

Administrative Expenses

Administrative expenses primarily consist of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets, urban real estate tax. Administrative expenses for the three months ended June 30, 2009 and 2008 were $199,517 (5% of total sales) and $267,788 (8% of total sales), respectively, representing a decrease of $ 68,271. The decrease in administrative expenses was primarily attributable to the decrease of $ 37,051 in depreciation expenses due to the disposal of non-productive properties in October 2008, as well as the decrease of $28,058 in salaries due to our expense-control plan.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the three months ended June 30, 2009 were $39,428, or 1% of total sales, a $58,143 decrease from $97,571 for the same period of 2008. In order to achieve better R&D results, the Company has purchased drugs including Entecavir this year from outside research institutions. Thus, R&D expenses were reduced.

Selling Expenses

Selling expenses, including distribution expenses, were $74,830, or 2% of total sales, for the three months ended June 30, 2009 as compared to $143,009, or 4% of the total sales for the same period in 2008, representing a decrease of $68,179. The decrease was mainly due to the reduction of additional sales tax. According to China Tax Regulations, a foreign invested company is exempt from City Construction Tax and Education Supplementary Tax from September 2008 onwards. The Company has been a U.S. listed company, and accordingly, a foreign invested company and is exempt from the relevant taxes.

Income from Operations

Income from operations was $2.33 million for the three months ended June 30, 2009, an increase of 19% from $1.96 million for the same period in 2008. The increase was mainly due to the decrease of the above described costs and expenses.

	Three months ended June 30,
	(unaudited)
	2009		2008
		as of total		as of total	%
		revenue %		revenue %	Changes
Income from operations	$2,327,793	64%	$1,961,221	58%	19%

Interest income	66,735	2%	328	0%	20,246%
Other income	146,504	4%	93,755	3%	56%
Government subsidy income	-		9,225
Finance costs	(135,696)	-4%	(130,925)	-4%	4%

Income before income taxes and noncontrolling interest	2,405,336	66%	1,933,604	58%	24%
Income taxes	(354,062)	-10%	1,990	0%	-17,892%

Net income before noncontrolling interest	2,051,274	56%	$1,935,594	58%	6%

Net income attributable to noncontrolling interest	(18,116)	0%	(17,083)	1%	6%

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	2,033,158	56%	1,918,511	57%	6%
Earnings per share：Basic and diluted	$0.08		$0.08

Weighted average number of shares outstanding :
Basic and diluted	25,000,000		24,250,000

Interest income

Interest income increased by $66,407 to $66,735 for the three months ended June 30, 2009 from $328 for the same period of 2008. The increased interest income was mainly accrued from the amount due from Zhonghe Group, at an interest rate of 5.31% per annum.

Other Income

For the three months ended June 30, 2009, other income was $146,504, representing three-month’s rental income paid by Sinopep Pharmaceutical Inc. (“Sinopep”). This rental income will also be paid in the next two quarters as our partial raw-material factory is leased to Sinopep for a year since the beginning of 2009.

Finance Costs

	Three months ended June 30,
	(unaudited)
	2009	2008	% Changes
Bank charges	470	1,062	-56%
Discounting charges	458	9,150	-95%
Interest expenses	142,647	120,710	18%
Exchange (gain) loss	(7,879)	3
	$135,696	$130,925	4%

Discounting Charges

Discounting charges represented bank charges/penalties on withdrawal of cash on discounted bills before the maturity date.

Interest Expense

For the three months ended June 30, 2009, we incurred interest expenses of $142,647, as compared to $120,710 for the same period in 2008. The increase of interest expenses was related primarily to the secured borrowings which balance increased approximately $2.81 million as of June 30, 2009 as compared to that of June 30, 2008. For protection against the rising price of raw materials, in April 2009, the Company obtained $2.93 million in short-term loan from a local bank to purchase partial important raw materials. The loan period was from April 15, 2009 to January 14, 2010 with interest rate of 6.37 % per annum.

Net Income

Net income increased by 6% to $2.03 million for the three months ended June 30, 2009 from $1.92 million for the same period of 2008 due to increased revenue and reduced costs and expenses as described above.

Earnings per share

Earnings per share for the three months ended June 30, 2009 was $0.08 per share for both basic and diluted shares, the same for both basic and diluted shares for the same period of 2008.

Six months ended June 30, 2009 and 2008

The information set forth below has been derived from our financial statements for the six months ended June 30, 2009 and six months ended June 30, 2008.

	Six months ended June 30,
	(unaudited)
	2009		2008
		% as of total revenue		% as of total revenue	% Changes
Sales revenue	$6,090,666	100%	$5,350,069	100%	14%
Cost of sales	1,765,523	29%	1,554,670	29%	14%

Gross profit	$4,325,143	71%	$3,795,399	71%	14%

Sales Revenue

Revenues for the six months ended June 30, 2009 were $6.09 million, an increase of $740,597, or 14% over revenues for the same period of 2008. This increase was mainly attributable to the increase in sales of our products and services. Revenues by product categories were as follows:

	Six months ended June 30, (unaudited)
	2009		2008
		as of total		as of total
Product		sales %		sales %	% Changes
TP-5 Products
TP-5 for injection (1mg)	$773,403	13%	$848,738	16%	-9%
TP-5 for injection (10mg)	426,766	7%	391,925	7%	9%
TP-5 pre-filled injection 1ml:1mg	477,614	8%	708,666	14%	-33%
TP-5 pre-filled injection 1ml:10mg	1,070,583	17%	876,081	16%	22%
Sub-total ( TP-5 products)	2,748,366	45%	2,825,410	53%	-3%
Other products
Somatostatin for injection 3mg	427,535	7%	527,487	10%	-19%
Thymosin Alpha 1 for injection 1.6mg	2,151,277	35%	1,366,842	26%	57%
DDAVP Injection 1ml:4ug	554,010	9%	399,929	7%	39%
DDAVP Injection 1ml:15ug	130,163	2%	178,914	3%	-27%
Granisetron Hydrochloride Injection 3ml:3mg	50,991	1%	37,671	1%	35%
Ozagrel Sodium for Injection 80mg/40mg	26,745	1%	13,816	0%	94%
Others	1,579	0%
In Total	$6,090,666	100%	$5,350,069	100%	14%

For the Six months ended June 30, 2009, the sales of our major products, TP-5 products, were $2.75 million, accounting for 45% of total sales, decreased by $77,044, or 3% from $2.83 million for the six months ended June 30, 2008. The decrease was due to increased competition within the TP-5 market, and we reduced the price of TP-5 for injection (1mg and 10mg) to maintain our competitive edge and our market share.

Thymosin Alpha 1 for injection was still our best selling product with increased brand recognition and market acceptance, contributing $2,151,277 in revenue (35% of total sales) for the six months ended June 30, 2009, representing a 57% increase from the same period of 2008.

Meanwhile, DDAVP generated $684,173, or 11% of total sales for the six months ended June 30, 2009, an increase of 18% from $578,843 for the same period in 2008. The main reason of increase was that the product has gradually become more acceptable due to its effective clinical performance. We believe it will continue to generate more revenue in the near future.

Cost of Sales and Gross Profit

Cost of goods sold was $1,765,523 for the six months ended June 30, 2009, as compared to $1,554,670 for the same period in 2008. Cost of goods sold was 29% of total revenue for the six months ended June 30, 2009, almost the same percentage of total revenue for the same period in 2008.

Gross profit as a percentage of net revenue was 71% in the six months ended June 30, 2009. The gross margin remained relatively unchanged as compared to the same period in 2008.

	Six months ended June 30,
	(unaudited)
	2009		2008
		as of total revenue %		as of total revenue %	% Change
Operating expenses:
Administrative expenses	$392,425	6%	$484,855	9%	-19%
Research and development costs	99,312	2%	126,240	2%	-21%
Selling expenses	217,543	4%	284,080	5%	-23%

	709,280	12%	895,175	17%	-20%

Administrative Expenses

Administrative expenses primarily consist of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets, urban real estate tax. Administrative expenses for the six months ended June 30, 2009 and 2008 were $392,425 (6% of total sales) and $484,855 (9% of total sales), respectively. The decrease in administrative expenses was primarily attributable to decreases in traveling expenses and salaries for the six months ended June 30, 2009 since we implemented an expense-control plan after we became a listed company.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the six months ended June 30, 2009 were $99,312, or 2% of total sales, a $26,928 decrease from $126,240 for the same period of 2008. In order to achieve better R&D results, the Company has purchased drugs including Entecavir this year from an outside research institution. Thus, R&D expenses were reduced.

Selling Expenses

Selling expenses, including distribution expenses, were $217,543, or 4% of total sales, for the six months ended June 30, 2009 as compared to $284,080 for the six months ended June 30, 2008. This represents an decrease of $66,537, or 23%. This decrease is mainly due to the reduction of additional sales tax. According to China Tax Regulations, a foreign invested company is exempt from City Construction Tax and Education Supplementary Tax from September 2008 onwards. The Company has been a U.S. listed company, and accordingly, a foreign invested company and is exempt from the relevant taxes.

Income from Operations

Income from operations was $3.62 million for the six months ended June 30, 2009, an increase of 25% from $2.90 million for the same period in 2008.

	Six months ended June 30,
	(unaudited)
	2009		2008
		as of total		as of total	%
		revenue %		revenue %	Changes

Income from operations	$3,615,863	59%	$2,900,224	54%	25%
Interest income	66,960	1%	1,142	0%	5,763%
Other income	199,244	3%	102,596	2%	94%
Government subsidy income	7,325	0%	9,625	0%	-24%
Finance costs	(257,818)	-4%	(274,621)	-5%	-6%

Income before income taxes and noncontrolling interest	3,631,574	59%	2,738,966	51%	33%
Income taxes	(549,008)	-9%	(131,580)	-2%	317%

Net income before noncontrolling interest	3,082,566	50%	$2,607,386	49%	18%

Net income attributable to noncontrolling interest	(27,205)	0%	(22,958)	1%	18%

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	3,055,361	50%	2,584,428	48%	18%
Earnings per share：Basic and diluted	$0.12		$0.11
Weighted average number of shares outstanding :
Basic and diluted	25,000,000		24,250,000

Interest income

Interest income increased by $65,818 to $66,960 for the six months ended June 30, 2009 from $1,142 for the same period of 2008. The increased interest income was mainly accrued from the amount due from Zhonghe Group, at an interest rate of 5.31% per annum.

Other Income

For the six months ended June 30, 2009, other income was $199,244, mainly attributable to six-month’s rental income paid by Sinopep Pharmaceutical Inc. The rental income will also be paid in the next two quarters as our partial raw-material factory is leased to Sinopep for a year since the beginning of 2009.

Finance Costs

	Six months ended June 30,
	(unaudited)
	2009	2008	Changes %
Bank charges	1,073	1,358	-21%
Discounting charges	3,034	25,542	-88%
Interest expenses	261,590	247,718	6%

Exchange (gain) loss	(7,879)	3
	$257,818	$274,621	-6%

Discounting charges

Discounting charges represent bank charges/penalties on early withdrawals of cash on discounted bills.

Interest Expense

For the six months ended June 30, 2009, we incurred interest expenses of $261,590, as compared to $247,718 for the same period in 2008. The interest expenses were related primarily to the secured borrowings which balance increased approximately $2.77 million as of June 30, 2009 as compared to that of June 30, 2008. For prevention against the rising price of raw materials, in April 2009, we obtained a $2.93 million in short-term loan from the local bank to purchase partial important raw materials. The loan period was from April 15, 2009 to January 14, 2010 with interest rate of 6.37 % per annum. Thus, the loan also contributes to the increase of interest expenses in the amount of $34,771.

Income taxes

Income taxes increased by $ 417,428 to $549,008 for the six months ended June 30, 2009 from $131,580 for the same period of 2008. The main reason of this increase was that we were entitled to the benefits of Tax Concession from purchasing domestic equipment and facility in 2008, but this Tax Concession has been cancelled in 2009 by Tax Bureau.

Net Income

Net income increased by 18% to $3.06 million for the six months ended June 30, 2009 from $2.58 million for the same period of 2008 due to increased revenue and reduced costs and expenses described above.

Earnings per share

Earnings per share for the six months ended June 30, 2009 was $0.12 per share for both basic and diluted shares, as compared with $0.11 per share for both basic and diluted shares for the same period of 2008.

Liquidity and Capital Resources

Cash

As of June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $288,127, representing an increase of $47,587, or 20%, as compared with our cash balance of $240,540 as of June 30, 2008. The Company’s cash and cash equivalents consist of cash on hand and deposits with commercial banks. We believe our cash and cash equivalents are highly liquid and do not anticipate any losses with respect to such cash balances.

The following table provides detailed information about our net cash flow for the periods presented in this report:

Cash Flow	Six Months Ended June 30, (Unaudited)
	2009	2008
Net cash provided by operating activities	$646,241	$2,921,551
Net cash used in investing activities	(3,589,073)	(2,114,667)
Net cash provided by (used in) financing activities	2,797,616	(1,265,824)
Effect of foreign currency translation on cash and cash equivalents	(256)	28,561
Net cash flow	$(145,472)	$(430,379)

Operating Activities

Net cash provided by operating activities was $646,241 for the six months ended June 30, 2009, a decrease of $2.28 million from the net cash provided by operating activities of $2.92 million for the same period in 2008. The decreased cash flow was primarily attributed to the $2.5 million increase in prepayment and deposits. In April 2009, considering the outbreak of the H1N1 virus globally, the management team decided to store enough raw materials to meet the rapid products demand in the domestic market. Thus, we had a prepayment to our supplier to guarantee the timely supply of raw materials.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 was $3.59 million, an increase of $1.47 million from net cash used in investing activities of $2.11 million for the same period of 2008. The increase in net cash used in investing activities was mainly due to payment deposit for acquisition of one new drug, Entecavir (Entecavir Capsules (0.5mg; 1mg), Entecavir Tablets (0.5mg; 1mg)), partially offset by cash proceeds from sale of property, plant and equipment.

Financing Activities

Net cash provided in financing activities for the six months ended June 30, 2009 was $2.8 million as compared to $1.27 million used in financing activities in the same period of 2008. The increase was mainly due to the new short-term bank loan of $2.93 million. The loan period was from April 15, 2009 to January 14, 2010 with interest rate of 6.37 % per annum.

As a result of the total cash activities, we believe our working capital will be sufficient to sustain our operations and current anticipated expansion level.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The new standard has been applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively for prior periods presented. Prior to the adoption of SFAS No. 160, the noncontrolling interests’ equity was included in other long-term liabilities in the condensed consolidated balance sheets. Upon the adoption of SFAS 160, the noncontrolling interest is presented within stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”(“FSP 141R-1”). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Other-Than-Temporary Impairments, or FSP FAS No. 115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140 (“SFAS 166”), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning November 29, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kun Run Biotechnology, Inc.

Date: August 14, 2009	By:	/s/ Xiaoqun Ye
Xiaoqun Ye, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Yan Lin
Yan Lin, Chief Accounting Officer
(Principal Financial Officer)