Form 10-Q
period 2009-09-30
Kun Run Biotechnology, Inc.
filed 2009-11-13
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
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

As of November 13, 2009, the Registrant had 25,000,000 shares of common stock outstanding.

Kun Run Biotechnology, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION	1

Item 1.	Financial Statements:
	Condensed Consolidated Statements of Income and Comprehensive Income	3-4
	Condensed Consolidated Balance Sheets	5-6
	Condensed Consolidated Statements of Cash Flows	7-8
	Notes to Financial Statements	9-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II -	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kun Run Biotechnology, Inc.

 Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2009 and 2008
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	3 - 4

Condensed Consolidated Balance Sheets	5 - 6

Condensed Consolidated Statements of Cash Flows	7 - 8

Notes to Condensed Consolidated Financial Statements	9 - 20

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2009 and 2008

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Sales revenue	$4,048,877	$2,449,618	$10,139,543	$7,799,687
Cost of sales	1,211,070	693,242	2,976,593	2,247,912

Gross profit	2,837,807	1,756,376	7,162,950	5,551,775

Operating expenses
Administrative expenses	285,889	257,968	678,314	742,823
Research and developments costs	90,335	107,896	189,647	234,136
Selling expenses	69,882	271,460	287,425	555,540

	446,106	637,324	1,155,386	1,532,499

Income from operations	2,391,701	1,119,052	6,007,564	4,019,276
Interest income	49,466	374	116,426	1,516
Other income	116,682	63,312	315,926	165,908
Government subsidy income	32,768	104	40,093	9,729
Finance costs	(170,622)	(140,690)	(428,440)	(415,311)

Income before income taxes and noncontrolling interest	2,419,995	1,042,152	6,051,569	3,781,118
Income taxes - Note 4	(353,654)	(168,803)	(902,662)	(300,383)

Net income before noncontrolling interest	2,066,341	873,349	5,148,907	3,480,735
Net income attributable to noncontrolling interest	(18,103)	(7,825)	(45,308)	(30,783)

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	$2,048,238	$865,524	$5,103,599	$3,449,952

Net income before noncontrolling interest	$2,066,341	$873,349	$5,148,907	$3,480,735
Other comprehensive income
Foreign currency translation adjustments	31,310	27,386	6,209	774,841

Comprehensive income	2,097,651	900,735	5,155,116	4,255,576
Comprehensive income attributable to noncontrolling interest	(18,376)	(7,798)	(45,344)	(31,413)

Comprehensive income attributable to Kun Run Biotechnology, Inc. common stockholders	$2,079,275	$892,937	$5,109,772	$4,224,163

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)
For the three and nine months ended September 30, 2009 and 2008

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Earnings per share attributable to Kun Run Biotechnology, Inc. common stockholders:
basic and diluted	$0.08	$0.04	$0.20	$0.14
Weighted average number of shares outstanding:
basic and diluted	25,000,000	24,372,284	25,000,000	24,291,058

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$230,539	$433,599
Trade receivables, net	5,031,103	4,732,750
Bills receivable	613,222	117,360
Other receivables, prepayments and deposits - Note 6	3,005,675	985,683
Receivables from disposal of properties	-	2,061,793
Inventories - Note 5	1,504,722	689,415
Amounts due from related companies - Note 7	5,356,149	5,595,307
Deferred taxes	-	8,362

Total current assets	15,741,410	14,624,269
Intangible assets	92,417	111,004
Property, plant and equipment, net - Note 8	9,248,453	9,685,374
Land use rights - Note 9	3,723,541	3,775,540
Deposit for acquisition of property, plant and equipment	518,347	445,691
Deposit paid to a related company for acquisition of an intangible asset - Note 10	7,921,800	-

TOTAL ASSETS	$37,245,968	$28,641,878

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$473,100	$966,937
Other payables and accrued expenses	2,819,643	1,672,500
Dividend payable to Zhonghe’s former/existing noncontrolling stockholders	7,209	7,209
Income tax payable	645,481	655,019
Amount due to a related company - Note 7	-	936
Secured borrowings - Note 11	8,985,375	-

Total current liabilities	12,930,808	3,302,601
Deferred taxes	27,097	8,255
Secured borrowings - Note 11	330,075	6,528,150

TOTAL LIABILITIES	13,287,980	9,839,006

COMMITMENTS AND CONTINGENCIES - Note 12

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, authorized 10,000,000 shares in 2009 and 2008; none issued and outstanding	-	-
Common stock : par value of $0.001 per share, authorized 100,000,000 shares, issued and outstanding 25,000,000 shares in 2009 and 25,000,000 shares in 2008	25,000	25,000
Additional paid-in capital	8,969,033	8,969,033
Statutory and other reserves	2,820,850	2,820,850
Accumulated other comprehensive income	1,607,518	1,601,345
Retained earnings	10,321,098	5,217,499

TOTAL KUN RUN BIOTECHNOLOGY, INC.STOCKHOLDERS’ EQUITY	23,743,499	18,633,727

NONCONTROLLING INTEREST	214,489	169,145

TOTAL EQUITY	23,957,988	18,802,872

TOTAL LIABILITIES AND EQUITY	$37,245,968	$28,641,878

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008

	Nine months ended September 30,
	(Unaudited)
	2009	2008
Cash flows from operating activities
Net income attributable to Kun Run Biotechnology, Inc. common stockholders	$5,103,599	$3,449,952
Adjustments to reconcile net income attributable to Kun Run Biotechnology, Inc. to net cash provided by operating activities :-
Depreciation	567,910	498,686
Amortization of intangible assets and land use rights	70,521	52,976
Deferred taxes	27,188	(31,370)
Loss on disposal of property, plant and equipment	183	-
Write-off of property, plant and equipment	-	5,564
(Recovery of) increase in provision for doubtful debts	(80,012)	198,657
Noncontrolling interest	45,308	30,783
Changes in operating assets and liabilities:
Trade receivables	(218,205)	(1,223,326)
Bills receivables	(495,604)	-
Other receivables, prepayments and deposits	(2,037,558)	527,730
Amounts due from related companies	112,564	-
Inventories	(814,574)	(88,215)
Trade payables	(493,546)	284,377
Other payables and accrued expenses	1,145,903	239,722
Income tax recoverable	-	331,753
Income tax payable	(9,667)	-

Net cash flows provided by operating activities	2,924,010	4,277,289

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(185,179)	(923,536)
Cash acquired from reverse takeover	-	164,437
Proceeds from sale of property, plant and equipment	2,059,306	-
Deposit for acquisition of intangible asset	(322,520)	-
Amounts due from related parties	(7,475,419)	-

Net cash flows used in investing activities	$(5,923,812)	$(759,099)

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2009 and 2008

	Nine months ended September 30,
	(Unaudited)
	2009	2008
Cash flows from financing activities
Amounts due to related parties	$12,116	$(2,799,227)
Amount due to a director	-	(4,587)
Dividends paid to Zhonghe’s former/existing noncontrolling stockholders	(935)	-
Proceeds from secured borrowings	2,932,000	322,583
Repayment of secured borrowings	(146,500)	(1,433,700)

Net cash flows provided by (used in) financing activities	2,796,681	(3,914,931)

Effect of foreign currency translation on cash and cash equivalents	61	33,515

Net decrease in cash and cash equivalents	(203,060)	(363,226)

Cash and cash equivalents - beginning of period	433,599	670,919

Cash and cash equivalents - end of period	$230,539	$307,693

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$434,914	$413,282
Income taxes	$885,141	$-
Non-cash investing and financing activities:
Dividend payable to Zhonghe’s former stockholders settled by offsetting amounts due from related companies and other payables	$-	$852,825
Deposit for acquisition of intangible asset settled by offsetting amounts due from related companies
	$7,589,000	$-

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and nine-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with ASC 810, Noncontrolling Interests in Consolidated Financial Statements, the noncontrolling interest is presented below stockholders’ equity.  Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net income or stockholders’ equity as previously reported.

3.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of September 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
	2009	2008	2009	2008

Beijing Ya Bao Fang Da Pharmaceutical Ltd.	$424,463	$-	$1,005,601	$-
Chongqin Dinghai Pharmaceutical Ltd.	-	215,089	-	823,389
Hainan Debang Pharmaceutical Co. Ltd.	442,306	-	-	-

	$866,769	$215,089	$1,005,601	$823,389

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :-

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Fair value of financial instruments (Cont’d)

	As of September 30, 2009 (Unaudited)		As of December 31, 2008 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$9,315,450	$9,247,777	$6,528,150	$6,407,755

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165). The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

4.	Income taxes

In accordance with ASC 740, the Company is required to recognize and measure of uncertain income tax positions using a “more-likely-than-not” approach.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2009.

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

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Income taxes (Cont’d)

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

5.	Inventories

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Raw materials	$350,421	$284,837
Work-in-progress	930,480	260,504
Finished goods	223,821	144,074

	$1,504,722	$689,415

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Other deposits paid	$144,909	$65,808
Other prepayments	664,571	688,746
Other receivables	270,032	176,694
Trade deposits paid to suppliers	1,926,163	54,435

	$3,005,675	$985,683

7.	Amounts due from / to related companies

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Amounts due from related parties :-
Hainan Zhonghe Group Co., Ltd. (“Hainan Zhonghe Group”) - Note 7(b)	$4,752,579	$4,352,639
Hainan Zhonghe Peptide Drugs Research &Development Co., Ltd. (“Zhonghe Peptide”)
- Note 7(c)	-	528,120
Hainan Heyi Pharmaceutical Co., Ltd. (“Hainan Heyi”)
- Note 7(d)	603,570	714,548

	$5,356,149	$5,595,307

Amount due to a related party :-
Dividend payable to Zhonghe’s former stockholder Hainan Hekun Bronze Art Co., Ltd. (“Hainan Hekun”)
- Note 7(d)	$-	$936

Notes :-

(a)
Mr. Xueyun Cui (“Mr. Cui”), the Company’s Chairman, sole director and the beneficial owner of approximately 90.09% of the Company’s outstanding common stock, is the ultimate controlling party of Hainan Zhonghe Group, Zhonghe Peptide, Hainan Heyi and Hainan Hekun.

(b)	The amounts are interest bearing at a benchmark rate in the PRC per annum, unsecured and repayable by December 31, 2009.

(c)	The amounts are interest bearing at a benchmark rate in the PRC per annum, unsecured and settled by offsetting with deposit for acquisition of property, plant and equipment.

(d)	The amounts are interest free, unsecured and repayable on demand.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment, net

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Costs :-
Buildings	$6,264,902	$5,892,393
Plant and machinery	5,131,903	4,233,317
Furniture, fixtures and equipment	283,476	273,588
Leasehold improvements	109,148	118,645
Motor vehicles	714,280	714,280

	12,503,709	11,232,223
Accumulated depreciation	(3,447,153)	(2,882,383)
Construction in progress	191,897	1,335,534

Net	$9,248,453	$9,685,374

As of September 30, 2009, buildings with carrying value of $2,999,566 acquired from the former shareholder of Zhonghe on December 31, 2007, have been pledged for a bank loan granted to Zhonghe (Note 11a(i)).  Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid in 2010.  Pursuant to two separate trust agreements, both parties agreed that the former shareholder of Zhonghe will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loan has been made by Zhonghe.

9.	Land use rights

The carrying amount of land use rights as of September 30, 2009 represents two separate land use rights acquired from the former stockholder of Zhonghe on September 29, 2007 and December 31, 2007 respectively.  The land use right with carrying value of $2,260,838 as of September 30, 2009 was pledged to the bank for the loans granted to Zhonghe (Note 11a(ii)).  The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe are fully settled in 2010.  Pursuant to a trust agreement, both parties agreed that the former stockholder of Zhonghe will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

The legal title of the remaining land use right with carrying value of $1,462,703 as of September 30, 2009 has not been transferred to Zhonghe after the acquisition.  Pursuant to a trust agreement, both parties agreed that the former stockholder of Zhonghe will continue to hold the legal title of the land for Zhonghe until the completion of the legal title transfer.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Deposit paid to a related company for acquisition of an intangible asset

On March 23, 2009, Zhonghe entered into an agreement with Zhonghe Peptide to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB60 million. As of September 30, 2009, RMB54 million (equivalent to $7.92 million) was paid to Zhonghe Peptide as a deposit, which was settled by offsetting the amount due from related companies of $7.59 million and by cash of $0.33 million. The transaction is expected to be completed by the end of 2009.

11.	Secured borrowings

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Short-term borrowings
Bank loan
Short-term loan, interest bearing at 6.37 % per annum	$2,934,000	$-
Long-term loans - current portion	6,051,375	-

	8,985,375	-
Long-term borrowings
Bank loan (Note a)
- due 2010, interest bearing at 8.28% per annum	5,721,300	5,868,000
Other loan (Note b)
- due 2010, interest free	330,075	330,075
- due 2011, interest free	330,075	330,075

	6,381,450	6,528,150
Less: current maturities	(6,051,375)	-

	330,075	6,528,150

	$9,315,450	$6,528,150

(a)	The above bank loans were secured by the following :-

(i)	Buildings with carrying value of $2,999,566 (Note 8); and

(ii)	Land use right with carrying value of $2,260,838 (Note 9).

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

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Commitments and contingencies

(a)	Capital commitment

As of September 30, 2009, the Company had capital commitments amounting to $1,221,500 in respect of the acquisition of property, plant and equipment and intangible asset which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of September 30, 2009, the Company had no non-cancellable operating lease.

13.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income. The Company contributed $58,210 and $63,709 for the nine months ended September 30, 2009 and 2008 respectively.

14.	Segment information

The Company is solely engaged in the manufacture, marketing, sale and distribution of drugs.  Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 (previously SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”.

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Related party transactions

Apart from the transactions as disclosed in notes 7, 8, 9 and 10 to the financial statements, the Company has entered into the following transactions with its related parties :-

Related parties	Type of transactions	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
		2009	2008	2009	2008

Hainan Heyi	Sales	$-	$5,266	$306,168	$493,442

Hainan Zhonghe Group	Interest income	$49,184	$-	$115,695	$-

16.	Subsequent events

The Company implemented ASC 855. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through [November 13, 2009], the date these financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.

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

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :-

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of September 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Results of Operations

Three months ended September 30, 2009 and 2008

The information set forth below has been derived from our financial statements for the three months ended September 30, 2009 and three months ended September 30, 2008.

	Three months ended September 30,
	(unaudited)
	2009		2008
		% as of total revenue		% as of total revenue	% Change
Sales revenue	$4,048,877	100%	$2,449,618	100%	65%
Cost of sales	1,211,070	30%	693,242	28%	75%

Gross profit	$2,837,807	70%	$1,756,376	72%	62%

Sales Revenue

Revenues for the three months ended September 30, 2009 were $4.05 million, an increase of $1.6 million, or 65% over revenues for the same period of 2008. This increase was mainly attributable to the increase in sales of our products and services. Revenues by product categories were as follows:

	Three months ended September 30,
	(unaudited)
	2009		2008
Product		as of total		as of total	%
		sales %		sales %	Changes
TP-5 Products
TP-5 for injection (1mg)	$415,184	10%	$497,116	20%	-16%
TP-5 for injection (10mg)	247,013	6%	84,354	4%	193%
TP-5 pre-filled injection 1ml:1mg	317,934	8%	175,299	7%	81%
TP-5 pre-filled injection 1ml:10mg	967,247	24%	445,353	18%	117%
Sub-total ( TP-5 products)	1,947,378	48%	1,202,122	49%	62%
Other products
Somatostatin for injection 3mg	201,698	5%	179,383	7%	12%
Thymosin Alpha 1 for injection 1.6mg	1,326,439	33%	845,013	35%	57%
DDAVP Injection 1ml:4ug	369,282	9%	147,959	6%	150%
DDAVP Injection 1ml:15ug	138,781	3%	48,943	2%	184%
Granisetron Hydrochloride Injection 3ml:3mg	35,878	1%	18,167	1%	97%
Ozagrel Sodium for Injection 80mg/40mg	777	0%	8,031	0%	-90%
Others	28,644	1%	-	0%	100%
In Total	$4,048,877	100%	$2,449,618	100%	65%

For the three months ended September 30, 2009, the sales of our major products, TP-5 products, were $1.95 million, accounting for 48% of total sales, increased by $745,256, or 62% from $1.20 million for the three months ended September 30, 2008. Among the TP-5 product category, the pre-filled products had a speedy increase compared to the traditional TP-5 products for injection because of its increased safety, ease of use and the flexibility to self-administer the medication at home. The revenue from TP-5 for pre-filled injection increased $664,529, representing a 107% increase from the same period of 2008. At the same time, the sales of traditional TP-5 products keep a steady increase, the revenue increased by $80,727, or 14% from the same period of 2008. We believe our TP-5 products will continue to hold a strong market share in China market in the near future because of our more competitive pricing with superior quality and brand recognition.

Thymosin Alpha 1 for injection gradually became our best selling product since its superior curative effects and strong market acceptance, contributing $1,326,439 in revenue (33% of total sales) for the three months ended September 30, 2009, representing a 57% increase from the same period of 2008.

Meanwhile, DDAVP generated $508,063, or 12% of total sales for the three months ended September 30, 2009, an increase of 158% from $196,902 for the same period in 2008. The increase was mainly due to enhanced product recognition because of its effective clinical performance. We believe the product will continue to generate more revenue in the near future.

Cost of Sales and Gross Profit

Cost of goods sold was $1,211,070 for the three months ended September 30, 2009, as compared to $ 693,242 for the same period in 2008. Cost of goods sold was 30% of total revenue for the three months ended September 30, 2009, as compared to 28% of total revenue for the same period in 2008. The increase in cost of sales as a percentage of revenue was mainly due to the increased sales volume of lower profit margin products including Thymosin Alpha 1 for injection 1.6mg and DDAVP(1ml:4ug).

Gross profit as a percentage of net revenue decreased to 70% for the three months ended September 30, 2009 from 72% for the same period in 2008 due to the increase in cost of goods sold as a percentage of revenue as discussed above.

	Three months ended September 30,
	(unaudited)
	2009		2008
		as of total revenue %		as of total revenue %	%Changes
Operating expenses:
Administrative expenses	$285,889	7%	$257,968	11%	11%
Research and development costs	90,335	2%	107,896	4%	-16%
Selling expenses	69,882	2%	271,460	11%	-74%

	446,106	11%	637,324	26%	-30%

Income from operations	$2,391,701	59%	$1,119,052	46%	114%

Administrative Expenses

Administrative expenses primarily consist of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets, urban real estate tax. Administrative expenses for the three months ended September 30, 2009 and 2008 were $285,889 (7% of total sales) and $257,968 (11% of total sales), respectively, representing an increase of $ 27,921. The increase in administrative expenses was primarily attributable to the increase of $ 33,145 in Non-operating expenses.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the three months ended September 30, 2009 were $90,335, or 2% of total sales, a $17,561 decrease from $107,896 for the same period of 2008. In order to achieve better R&D results, the Company has purchased drugs including Entecavir this year from outside research institutions. Thus, R&D expenses were reduced.

Selling Expenses

Selling expenses, including distribution expenses, were $69,882, or 2% of total sales, for the three months ended September 30, 2009 as compared to $271,460, or 11% of the total sales for the same period in 2008, representing a decrease of $201,578. The decrease was mainly attributableto the reduction of $198,657 in provisions for doubtful debts.

Income from Operations

Income from operations was $2.4 million for the three months ended September 30, 2009, an increase of 114% from $1.12 million for the same period in 2008. The increase was mainly due to the decrease of the above described costs and expenses.

	Three months ended September 30,
	(unaudited)
	2009		2008
		as of total		as of total	%
		revenue %		revenue %	Changes
Income from operations	$2,391,701	59%	$1,119,052	46%	114%

Interest income	49,466	1%	374	0%	13,126%
Other income	116,682	3%	63,312	3%	84%
Government subsidy income	32,768	1%	104	0%	31,408%
Finance costs	(170,622)	-4%	(140,690)	-6%	21%

Income before income taxes and noncontrolling interest	2,419,995	60%	1,042,152	43%	132%
Income taxes	(353,654)	-9%	(168,803)	-7%	110%

Net income before noncontrolling interest	2,066,341	51%	873,349	36%	137%

Net income attributable to noncontrolling interest	(18,103)	0%	(7,825)	1%	131%

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	2,048,238	51%	865,524	35%	137%
Earnings per share：Basic and diluted	$0.08		$0.04

Weighted average number of shares outstanding :
Basic and diluted	25,000,000		24,372,284

Interest income

Interest income increased by $49,092 to $49,466 for the three months ended September 30, 2009 from $374 for the same period of 2008. The increased interest income was mainly accrued from the amount due from Zhonghe Group, at a benchmark rate per annum in the PRC.

Other Income

For the three months ended September 30, 2009, other income was $116,682, representing three-month’s rental income paid by Sinopep Pharmaceutical Inc. (“Sinopep”) and written back of bad debt. Our partial raw-material factory is leased to Sinopep for a year since the beginning of 2009.

Finance Costs

	Three months ended September 30,
	(unaudited)
	2009	2008	% Changes
Bank charges	417	442	-6%
Discounting charges	5,878
Interest expenses	164,327	140,022	17%
Exchange (gain) loss		226
	$170,622	$140,690	21%

Discounting Charges

Discounting charges represented bank charges/penalties on withdrawal of cash on discounted bills before the maturity date.

Interest Expense

For the three months ended September 30, 2009, we incurred interest expenses of $164,327,  as compared to $140,022 for the same period in 2008.The increase of interest expenses was related primarily to the secured borrowings which balance increased approximately $2.81 million as of September 30, 2009 as compared to that of September 30, 2008. For protection against the rising price of raw materials, in April 2009, the Company obtained $2.93 million in short-term loan from a local bank to purchase partial important raw materials. The loan period was from April 15, 2009 to January 14, 2010 with interest rate of 6.37 % per annum.

Net Income

Net income increased by 137% to $2.05 million for the three months ended September 30, 2009 from $865,524 for the same period of 2008 due to increased revenue and reduced costs and expenses as described above.

Earnings per share

Earnings per share for the three months ended September 30, 2009 was $0.08 per share for both basic and diluted shares, compared with $0.04 per share for both basic and diluted shares for the same period of 2008.

Nine months ended September 30, 2009 and 2008

The information set forth below has been derived from our financial statements for the nine months ended September 30, 2009 and nine months ended September 30, 2008.

	Nine months ended September 30,
	(unaudited)
	2009		2008
		% as of total revenue		% as of total revenue	% Changes
Sales revenue	$10,139,543	100%	$7,799,687	100%	30%
Cost of sales	2,976,593	29%	2,247,912	29%	32%

Gross profit	$7,162,950	71%	$5,551,775	71%	29%

Sales Revenue

Revenues for the nine months ended September 30, 2009 were $10.14 million, an increase of $2,339,856, or 30% over revenues for the same period of 2008. This increase was mainly attributable to the increase in sales of our products and services. Revenues by product categories were as follows:

	Nine months ended September 30, (unaudited)
	2009		2008
		as of total		as of total
Product		sales %		sales %	% Changes
TP-5 Products
TP-5 for injection (1mg)	$1,188,587	12%	$1,343,298	17%	-12%
TP-5 for injection (10mg)	673,779	7%	478,520	7%	41%
TP-5 pre-filled injection 1ml:1mg	795,548	8%	887,479	11%	-10%
TP-5 pre-filled injection 1ml:10mg	2,037,830	20%	1,320,392	17%	54%
Sub-total ( TP-5 products)	4,695,744	47%	4,029,689	52%	17%
Other products
Somatostatin for injection 3mg	629,233	6%	708,334	9%	-11%
Thymosin Alpha 1 for injection 1.6mg	3,477,716	34%	2,206,691	28%	58%
DDAVP Injection 1ml:4ug	923,292	9%	548,716	7%	68%
DDAVP Injection 1ml:15ug	268,944	3%	228,634	3%	18%
Granisetron Hydrochloride Injection 3ml:3mg	86,869	1%	55,816	1%	56%
Ozagrel Sodium for Injection 80mg/40mg	27,522	0%	21,807	0%	26%
Others	30,223	0%	-	0%	100%
In Total	$10,139,543	100%	$7,799,687	100%	30%

For the Nine months ended September 30, 2009, the sales of our major products, TP-5 products, were $4.70 million, accounting for 47% of total sales, increased by $666,055, or 17% from $4.03 million for the nine months ended September 30, 2008. The increase was due to the competitive edge within the TP-5 pre-filled injection market, and steady increase in the sales of traditional TP-5 products with our superior quality and brand recognition.

Thymosin Alpha 1 for injection was still our best selling product with increased brand recognition and market acceptance, contributing $3.48 million in revenue (34% of total sales) for the nine months ended September 30, 2009, representing a 58% increase from the same period of 2008.

Meanwhile, DDAVP generated $1,192,236, or 12% of total sales for the nine months ended September 30, 2009, an increase of 53% from $777,350 for the same period in 2008. The increase was mainly due to enhanced product recognition because of its effective clinical performance. We believe it will continue to generate more revenue in the near future.

Cost of Sales and Gross Profit

Cost of goods sold was $2,976,593 for the nine months ended September 30, 2009, as compared to $2,247,912 for the same period in 2008. Cost of goods sold was 29% of total revenue for the nine months ended September 30, 2009, approximately the same percentage of total revenue for the same period in 2008.

Gross profit as a percentage of net revenue was 71% for the nine months ended September 30, 2009. The gross margin remained relatively unchanged as compared to the same period in 2008.

	Nine months ended September 30,
	(unaudited)
	2009		2008
		as of total revenue %		as of total revenue %	% Change
Operating expenses:
Administrative expenses	$678,314	7%	$742,823	10%	-9%
Research and development costs	189,647	1%	234,136	3%	-19%
Selling expenses	287,425	3%	555,540	7%	-48%

	1,155,386	11%	1,532,499	20%	-25%

Administrative Expenses

Administrative expenses primarily consist of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets, urban real estate tax. Administrative expenses for the nine months ended September 30, 2009 and 2008 were $678,314 (7% of total sales) and $742,823 (10% of total sales), respectively. The decrease in administrative expenses was primarily attributable to decreases in traveling expenses and salaries for the nine months ended September 30, 2009 since we implemented an expense-control plan after we became a listed company.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the nine months ended September 30, 2009 were $189,647, or 1% of total sales, a $44,489 decrease from $234,136 for the same period of 2008. In order to achieve better R&D results, the Company has purchased drugs including Entecavir this year from an outside research institution. Thus, R&D expenses were reduced.

Selling Expenses

Selling expenses, including distribution expenses, were $287,425, or 3% of total sales, for the nine months ended September 30, 2009 as compared to $555,540 for the nine months ended September 30, 2008. This represents a decrease of $268,115, or 48%. This decrease is mainly due to the reduction of additional sales tax and provision for doubtful debts.According to China Tax Regulations, a foreign invested company is exempt from City Construction Tax and Education Supplementary Tax from September 2008 onwards. The Company has been a U.S. listed company, and accordingly, a foreign invested company and is exempt from the relevant taxes.

Income from Operations

Income from operations was $6.01 million for the nine months ended September 30, 2009, an increase of 49% from $4.02 million for the same period in 2008.

	Nine months ended September 30,
	(unaudited)
	2009		2008
		as of total		as of total	%
		revenue %		revenue %	Changes

Income from operations	$6,007,564	59%	$4,019,276	52%	49%
Interest income	116,426	1%	1,516	0%	7,580%
Other income	315,926	3%	165,908	2%	90%
Government subsidy income	40,093	1%	9,729	0%	312%
Finance costs	(428,440)	-4%	(415,311)	-5%	3%

Income before income taxes and noncontrolling interest	6,051,569	60%	3,781,118	48%	60%
Income taxes	(902,662)	-9%	(300,383)	-4%	201%

Net income before noncontrolling interest	5,148,907	51%	3,480,735	45%	48%

Net income attributable to noncontrolling interest	(45,308)	0%	(30,783)	0%	47%

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	5,103,599	50%	3,449,952	44%	48%
Earnings per share：Basic and diluted	$0.20		$0.14
Weighted average number of shares outstanding :
Basic and diluted	25,000,000		24,291,058

Interest income

Interest income increased by $114,910 to $116,426 for the nine months ended September 30, 2009 from $1,516 for the same period of 2008. The increased interest income was mainly accrued from the amount due from Zhonghe Group, at a benchmark rate per annum in the PRC.

Other Income

For the nine months ended September 30, 2009, other income was $315,926, mainly attributable to rental income paid by Sinopep Pharmaceutical Inc and written back of bad debt.Our partial raw-material factory is leased to Sinopep for a year since the beginning of 2009.

Finance Costs

	Nine months ended September 30,
	(unaudited)
	2009	2008	Changes %
Bank charges	1,489	1,800	-17%
Discounting charges	5.876
Interest expenses	428,954	413,283	4%
Exchange (gain) loss	(7,879)	228	-3,556%
	$428,440	$415,311	3%

Discounting charges

Discounting charges represent bank charges/penalties on early withdrawals of cash on discounted bills.

Interest Expense

For the nine months ended September 30, 2009, we incurred interest expenses of $428,954, as compared to $413,283 for the same period in 2008. The interest expenses were related primarily to the secured borrowings which balance increased approximately $2.81 million as of September 30, 2009 as compared to that of September 30, 2008. For prevention against the rising price of raw materials, in April 2009, we obtained a $2.93 million in short-term loan from the local bank to purchase partial important raw materials. The loan period was from April 15, 2009 to January 14, 2010 with interest rate of 6.37 % per annum.

Income taxes

Income taxes increased by $ 602,279 to $902,662 for the nine months ended September 30, 2009 from $300,383 for the same period of 2008. This increase was mainly due to our entitlement to the benefits of Tax Concession from purchasing domestic equipment and facility in 2008,.However ,this Tax Concession has been cancelled in 2009 by Tax Bureau.

Net Income

Net income increased by approximately $1.65 million, or 48% to $5.10 million for the nine months ended September 30, 2009 from $3.45 million for the same period of 2008 due to increased revenue and reduced costs and expenses described above.

Earnings per share

Earnings per share for the nine months ended September 30, 2009 was $0.20 per share for both basic and diluted shares, as compared with $0.14 per share for both basic and diluted shares for the same period of 2008.

Liquidity and Capital Resources

Cash

As of September 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $230,539, representing a decrease of $77,154, or 25%, as compared with our cash balance of $307,693 as of September 30, 2008. The Company’s cash and cash equivalents consist of cash on hand and deposits with commercial banks. We believe our cash and cash equivalents are highly liquid and do not anticipate any losses with respect to such cash balances.

The following table provides detailed information about our net cash flow for the periods presented in this report:

Cash Flow	Nine Months Ended September 30, (Unaudited)
	2009	2008
Net cash provided by operating activities	$2,924,010	$4,277,289
Net cash used in investing activities	(5,923,812)	(759,099)
Net cash provided by (used in) financing activities	2,796,681	(3,914,931)
Effect of foreign currency translation on cash and cash equivalents	61	33,515
Net cash flow	$(203,060)	$(363,226)

Operating Activities

Net cash provided by operating activities was $2,924,010 for the nine months ended September 30, 2009, a decrease of $1.35 million from the net cash provided by operating activities of $4.28 million for the same period in 2008. The decreased cash flow was primarily attributable to the $1.87 million increase in prepayment and deposits. In April 2009, considering the outbreak of the H1N1 virus globally, the management team decided to store enough raw materials to meet the rapid product demands in the domestic market. Thus, we had a prepayment to our suppliers to guarantee the timely supply of raw materials.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $5.92 million, an increase of $5.16 million from net cash used in investing activities of $759,099 for the same period of 2008. The increase in net cash used in investing activities was mainly due to amounts due from related companies and payment deposit for acquisition of one new drug, Entecavir (Entecavir Capsules (0.5mg; 1mg), Entecavir Tablets (0.5mg; 1mg)), partially offset by cash proceeds from sale of property, plant and equipment.

Financing Activities

Net cash provided in financing activities for the nine months ended September 30, 2009 was $2.80 million as compared to $3.91 million used in financing activities for the same period of 2008. The increase was mainly due to the new short-term bank loan of $2.93 million. The loan period was from April 15, 2009 to January 14, 2010 with interest rate of 6.37 % per annum.

As a result of the total cash activities, we believe our working capital will be sufficient to sustain our operations and current anticipated expansion level.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165). The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kun Run Biotechnology, Inc.

Date: November 13, 2009	By:	/s/ Xiaoqun Ye
Xiaoqun Ye, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Yan Lin
Yan Lin, Chief Accounting Officer
(Principal Financial Officer)