Form 10-K
period 2009-12-31
Kun Run Biotechnology, Inc.
filed 2010-03-30
CIK 1393526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

The aggregate market value of the 2,477,500 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 2,973,000 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.2 per share, as reported by The Over-The-Counter Bulletin Board.

As of March 30, 2010, there were 25,000,000 shares of common stock of Kun Run Biotechnology, Inc. outstanding.

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

4.  More Products in the Pipeline.  We currently have seven potential peptide drugs at various stages of development and expect to launch several of them in the next two to three years.

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

2.  Increase Revenue by Broadening Our Line of Products.  Currently, we manufacture four peptide products. To increase our revenue, we plan to add one or two new peptide products per year for the next two to three years.  We plan to manufacture generic drugs or OEM manufacture for other pharmaceutical companies at least for the short term due to extra capacity we have at our new manufacturing facility: our phase II pharmaceutical plant, Injection Preparation Plant obtained GMP approval on September 29, 2008 and went into production in October of the same year. The Solid Oral Preparation Plant has been installed and debugged, expecting to get GMP approval in May of 2010.

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

The following tables exhibit the breakdown of our revenues for the two fiscal years ended December 31, 2009 and 2008:

New Products in the Pipeline

Through our research and development, co-development and purchase from institutions, we have secured a broad product pipeline with approximately 11 new products in different stages from per-clinical research to SFDA application. We believe that these new medicines will address some of the most widespread diseases including diabetes, coagulant disease, hydrocephalus, tumor and other diseases as set forth below:

No.	Indication	Category	Per- clinical	Filed and wait for permits	soft production	Expected Launch Day
1	Children dwarfishness	New peptide medicine		×		2011
2	Diabetes Type I	New peptide medicine	×			2012
3	Anticoagulant	New peptide medicine		×		2011
4	Antiplatelet	New peptide medicine		×		2012
5	Surgical hemostasis, diabetes insipidus	Mimicry peptide medicine			×	2010
6	Gastrointestinal hemorrhage	Mimicry peptide medicine			×	2010
7	Anti-premature delivery	Mimicry peptide medicine			×	2010
8	Hyperlipidemia	Generic medicine		×		2011
9	Gastric ulcer	Generic medicine			×	2011
10	Anti-Hepatitis B Virus	Generic medicine		×		2010
11	Hypertension	Generic medicine		×		2011

Among the new peptide products which are launching in 2010, Entecavir (Item 10 in the above table)is a new oral guanine nucleoside analog used in the treatment of anti-hepatitis B virus, efficacious in inhibiting reverse transcription, DNA replication and transcription in the viral replication process, suitable for antivirus therapy of development trend of hepatitis B during different periods. Based on “The Dual Protection of Strong Effectiveness and Low Drug Resistance to Insure the Inhibition of Hepatitis B Virus Reinfection”, a report by China Medical Tribune dated October 30th, 2008, Entecavir is the strongest antiviral nucleoside analogue in latter days. Entecavir was researched and developed by a subsidiary of Hainan Zhonghe Group, Co., Ltd. (Hainan Zhonghe Group), Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd. (Zhonghe Peptide). Entecavir Dispersible Tablets have completed clinical trials and are expected to obtain production approval in the second half of 2010.

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

Safety and Quality Assurance

In accordance with Good Manufacturing Practice (“GMP”) requirements, the Company has written and implemented a quality assurance validation plan, procedures, and a complete documentation system. The Company’s existing manufacturing facilities has received the Certificate of Good Manufacturing Practices for Pharmaceutical Products issued by Chinese State Food and Drug Administration (“SFDA”) in 2003 and renewed in early 2008. Our phase II pharmaceutical plant, Injection Preparation Plant has obtained GMP approval on September 29, 2008 and went into production in October of that year. The Solid Oral Preparation Plant has been installed and debugged completely; expecting to get GMP approval in May of 2010 and begin production thereafter.

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

Materials and Suppliers

Raw materials are sourced principally in the PRC and 90% of our raw materials consist of amino acids and are generally available from a variety of suppliers.  We seek to mitigate the risk of a shortage of raw materials through identification of alternative suppliers for the same or similar raw materials, where available.  We have purchasing staff with extensive knowledge of our products who work with marketing, product research and development and quality control personnel to source raw materials for products and other items. Although one supplier accounts for more than 50% of our total raw material purchases in 2009, we have identified various other suppliers if a change in supplier is required as there are many manufacturers of amino acids in the PRC.

Supplier accounting for more than 5% aggregate purchase amount in 2009
Name of Entity	Purchase Amount in Current Year (RMB)	Purchase Amount in Current Year (USD)	% to total amount of purchase amount
Sinopep Pharmaceutical Inc.,	14,778,100.00	2,166,469.46	53.6%
Zhejiang Xinkang Pharmaceutical Glass Co., Ltd.	2,552,514.30	374,198.60	9.3%
Hubei Huaqiang High-tech Co., Ltd.	1,941,265.00	284,589.45	7.0%
Shandong Weigao Group Medical Polymer Company Limited	1,470,000.00	215,502.00	5.3%
Total	20,741,879.30	3,040,759.51	75.2%

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

The map below exhibits the locations of our distributors as of December 31, 2009.

Each of the distributors is evaluated on an annual basis and a specific performance target is set for each distributor that varies with the location and the size of the market. Beijing took the place of Chongqing as the largest market for our products in 2009. The following table sets sixth distributors that generated more than 5% of our total sales in 2009:

Distributor generating with more than 5% of our aggregate sales in 2009
Name of Distributor	Amount(RMB)	Amount(USD)	% to Total Sales Revenue
Beijing Yabaofangda Pharmaceutical Limited	6,859,487.22	1,005,600.83	7.6%
Chongqing Dinghai Pharmaceutical Co., Ltd.	5,187,350.42	760,465.57	5.7%
Beijing Xingshengyuan Pharmaceutical Ltd.	5,175,683.76	758,755.24	5.7%
Jiangxi Jinsheng Pharmaceutical Ltd.	5,027,350.42	737,009.57	5.6%
Jinan Shiqiang Pharmaceutical Limited	4,965,811.97	727,988.03	5.5%
Chengdu Huashida Pharmaceutical Co., Ltd.	4,666,666.68	684,133.34	5.2%
Total	31,882,350.47	4,673,952.58	35.3%

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

Employees

As of December 31, 2009, we have approximately 149 employees with 62 in manufacturing, 12 in quality assurance and controls, 26 in research and development, 25 in sales and marketing, and 24 in management.  84 of the employees have a bachelor or higher degree.

As required by applicable Chinese law, we have entered into employment contracts with all the employees. Key employees in the Company are also required to sign a confidentiality and non-compete agreement prohibiting them from disclosing our trade secrets or using them for purposes other than benefiting the Company.

Our employees in China participate in a state pension program organized by Chinese municipal and provincial governments.  We are required to contribute to the program at the rate of 20% of the average monthly salary.  In addition, we are required by Chinese law to cover employees in China with other types of social insurance. Our total contribution may amount to as much as 30% or more of the average employee’s monthly salary.  We have purchased social insurance for all of our employees. Social insurance expenses were approximately $84,329 and $82,372 for fiscal year 2008 and 2009, respectively.  We believe we have paid for all social insurance due in accordance with Chinese law.

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

Intellectual Property

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property (“IP”) as critical to our business.  We have relied, and will continue to rely, on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, consultants, customers and others, to protect our proprietary rights

Under the PRC law, medical products which have received approval from the SFDA, have automatic protected IP rights for a five-year period from the date of grant of such approval.  The sixteen drugs we are currently manufacturing have been granted such licenses.  We have applied for extensions for four of the licenses, as their original five-year period expired in 2009.

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

Our four products, TP-5, DDAVP, SS and Thymosin Alpha 1, are our major sources of revenues, approximately 99.05% in 2008 and 98.39% in 2009. In the near future, these four products will continue to be the major sources of our revenues.  Because of our reliance upon these products, any adverse effects upon the manufacturing, sales, or distribution channels will affect our ability to deliver our products to our customers, or increase our costs, which in turn will adversely affect the orders for our products. This could result in adverse effects upon our financial results and conditions.

A significant portion of our revenue is concentrated on a few large customers. If we lose one or more of them, our results of operations may be adversely impacted.

In 2009, 7.6% of our total sales was from one single customer. Because we changed our sales distribution process and require up-front payments for sales of our drugs, we do not have large amounts of collectibles from our customers. However, we cannot assure you that we will not go back to the old way of sales on credit. As a consequence, we may have large amounts of collectibles from these large customers.  If we lose one or more large customers like these, our financial condition and results of operations may be adversely affected.

The long-term effectiveness of peptide drugs has not been proven.

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

We have been relying on our affiliates and academic institutions to develop new drugs. We continue to seek attractive opportunities to acquire new products or technologies, particularly those that could assist us in advancing our current market penetration, or in expanding our product offerings. If we decide to acquire another company or its assets in order to obtain its products or technologies, we would face a number of risks including consummating the acquisition on unfavorable terms and not obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our rapidly changing marketplace. These acquisitions could also require that our management develop expertise in new areas, manage new business relationships and trade models, and attract new customers. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations and managing remote operations, potential loss of key employees, diversion of management’s attention from existing business operations, assumption of contingent liabilities and incurrence of potentially significant write-offs, which may adversely affect our business or results of operations. In addition, if we consummate such an acquisition through an exchange of our securities, our existing stockholders could suffer dilution.

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

We derive a substantial percentage of our revenues from sales of the Thymopentin, or TP-5 drug. Our TP-5 drug accounted for 53% and 43% of our total revenues for the fiscal years ended December 31, 2008 and December 31, 2009, respectively. The segment income derived from the sale of TP-5 products was $6.17 million and $5.75 million for the fiscal years ended December 31, 2008 and December 31, 2009, respectively.  Going forward, continued market acceptance of our TP-5 drug will remain important to our success, and a reduction in revenues from sales of our TP-5 drug will have a direct negative impact on our business, financial condition and results of operations.

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

Our drug-development program depends upon third-party research scientists who are out of our control.

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

We may not have the financial and operational resources required to promote awareness and acceptance of our peptide drugs as widely or rapidly as is necessary to grow or sustain the market for our peptide drugs. If we fail to increase awareness and acceptance of our peptide drugs in the medical community and among patients, we will not be able to grow, or even sustain, the market for our peptide drugs as planned and our financial condition and results of operations will be harmed. The amount of resources we have available to marketing our products is approximately US $1 million.

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

We have not obtained any patent rights for our products in China yet. We applied for patent rights in China for the following inventions:  Acetic acid to ammonia pressure injection, Thymopentin nasal spray’s preparation and application and Thymopentin injection prescription.  We have obtained the approval of the Food and Drug Administration Bureau of South Korea for our TP-5 products in 2009. We are in the process of applying to Indonesia Food and Drug Administration for certification.

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

Our future success depends substantially on the continued services of our executive officers, especially Mr. Xueyun Cui, our chairman, Mr. Xiaoqun Ye, our chief executive officer, and chief quality control officer, Zhenhong Ling. Although we have long-term employment contracts with management personnel, if one or more of our key executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses and require additional time to recruit and retain new officers.

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

Substantially all of our assets and our subsidiaries are located in China. In addition, all of our directors and officers reside within China, including our certified public accountant (“CPA”). As a result, it may not be possible to affect service of process within the United States or elsewhere outside of China upon most of our directors and officers and our CPA, including with respect to matters arising under the U.S. federal securities laws or applicable state securities laws. Moreover, China is not a party to any treaties providing for reciprocal enforcement of judgments of courts with the United States or most other western jurisdictions. As a result, recognition and enforcement in China of judgments of a court in the United States or any other jurisdictions mentioned above in relation to any matter may be difficult or impossible. In addition, you will have difficulties in bring an original action in a Chinese court to enforce liabilities against our directors, officers and our CPA based upon the U.S. federal securities laws.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy resulted in an approximately 17.5% appreciation in the value of the RMB against the U.S. dollar between July 21, 2005 andDecember 31, 2009. Since the adoption of this new policy, the value of RMB against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar. As we import certain materials and supplies for reagent kits from the United States, Finland and Sweden, fluctuations in the value of the RMB against the currencies of those countries may increase the cost of our reagent kits. For example, to the extent that we need to convert U.S. dollars we receive from our initial public offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

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

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

All our properties are located in Haikou City, Hainan Province, PRC.  Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.   We have land use rights for two pieces of land with an area approximately 39,300 square meters and 28,477 square meters, respectively and with expiration dates in 2064 and 2063, respectively.  The structure on the land covers an area of approximately 18,324,square meters including two manufacturing facilities, an office building, and a warehouse. One of the pieces of land has been under the title of Zhonghe and the other piece of land was acquired from Hainan Zhonghe Group, which was pledged to the bank for the loans granted to Zhonghe. We expect to transfer the legal title from Hainan Zhonghe Group by June 30, 2010 after the loans are fully settled in early 2010.

One facility covers an area of 7,787 square meters and utilizes world advanced solid phase peptide synthesis (SPPS) and purifying technology with an annual capacity to synthesize 10 kg TP-5, 1 kg DDAVP, 1.5 kg Somatostatin for injection and 4kg TA for injection in bulk and manufacture 10 million bottles of freeze dry power of TP-5, DDAVP, SS and TA. We believe it is the largest synthesis plant in Asia. The other facility was only completed in July 2008 with an area of 7762 square meters.  Its designed annual capacity is 150 million tablets, 120 million capsules, 30 million granules bags, 20 million freeze-dried powder bottles, 30 million bottles small volume injection (resistant bottles), and 10 million small-capacity injection (pre-filling syringes). Our phase II pharmaceutical plant, Injection Preparation Plant has obtained GMP approval on September 29, 2008 and went into production in October of that year. The Solid Oral Preparation Plant has been installed and debugged completely; expecting to get GMP approval in May of 2010 and begin production thereafter.

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

Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "KURU.OB" since November 6, 2008.

The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended:	High	Low
October 31, 2007	1.01	0.65
January 31, 2008	1.35	1.01
April 30, 2008	1.01	0.8
July 31, 2008	1.01	0.8
October 31, 2008	3.9	3.9
December 31, 2008	1.3	1.3
March 31, 2009	1.3	1.3
June 30, 2009	1.2	1.2
September 30, 2009	3.0	3.0
December 31, 2009	2.2	2.2
Until March 22, 2010	2.0	2.0

*The reverse merger occurred on September 16, 2008 and there was no or minimal trading of our common stock prior to the reverse merger.

Holders

As of March 30, 2010, we had 13 stockholders of record holding an aggregate of 25,000,000 issued and outstanding shares of our common stock.

Dividends

During fiscal year ended December 31, 2009, the Company did not distribute any stock or cash dividends and the Company does not anticipate to distribute any stock or cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data
You should read the following selected consolidated financial data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes, and the other financial information included in this annual report on Form 10-K.

	The year ended Dec. 31, 2009	The year ended Dec. 31, 2008	The year ended Dec. 31, 2007
Consolidated Statement of Operations	($)	($)	($)
	(audited)	(audited)	(audited)
Sales (net of discounts, returns and allowances)	13,235,756	11,622,503	7,471,326
Other sales
Cost of sales	(3,980,328)	(3,410,891)	(3,134,608)
Gross profit	9,255,428	8,211,612	4,336,718
Selling expenses	(387,536)	(687,949)	(1,416,469)
General and administrative expenses	(907,804)	(1,184,864)	(967,121)
Research and development expenses	(336,730)	(271,476)	(276,138)
Unusual charge-Make good provision	-	(1,300,000)	-
Income from operations	7,623,358	4,767,323	1,676,990
Interest expense, net	(423,966)	(495,557)	(543,400)
Other income	482,885	2,670,040	70,077
Income before taxation	7,682,277	6,941,806	1,203,667
Income tax	(1,130,854)	(907,439)	56,796
Minority interest	(57,664)	(64,658)	(11,095)
Net income	6,493,759	5,969,709	1,249,368
Basic earnings per share	0.26	0.24	0.05
Diluted earnings per share	0.26	0.24	0.05

	As of	As of	As of
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
Consolidated Balance Sheets	($)	($)	($)
	(audited)	(audited)	(audited)
Current Assets	14,699,876	14,624,269	6,369,578
Total Assets	36,930,010	28,641,878	19,762,486
Current Liabilities	11,287,283	3,302,601	3,490,290
Total Liabilities	11,634,573	9,839,006	9,282,765
Minority Interest	226,846	169,145	103,365
Total Stockholders’ Equity	25,068,591	18,633,727	10,376,356

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

Results of Operations  This section provides an analysis of Kun Run’s results of operations for the two years ending December 31, 2009 and 2008.

Liquidity and Capital Resources  This section provides an analysis of Kun Run’s cash flows for the two years ended December 31, 2009 and 2008, as well as a discussion of the Company’s outstanding debt and commitments that existed as of December 31, 2009.

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

(Recovery of)/provision for doubtful debts of $(142,673) and $281,698 are included in other income and selling expenses for two years ended December 31, 2009 and 2008 respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously Statement of Financial Accounting Standards (“SFAS”) No. 144), Accounting for the impairment or disposal of long-lived assets, respectively.  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery, the sales price is fixed or determinable and collection is reasonably assured.

Stock-based compensation

The Company adopted the provisions of ASC 718 (previously SFAS 123(R)), which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Fair value of financial instruments

The Company adopted ASC 820 (previously SFAS No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :

	As of December 31, 2009		As of December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$6,381,450	$6,362,757	$6,528,150	$6,407,755

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

	Year ended December 31,
	2009	% as of total sales	2008	% as of total sales	Variance %
REVENUES	$13,235,756	100%	$11,622,503	100%	14%
LESS: COST OF SALES	(3,980,328)	30%	(3,410,891)	29%	17%
GROSS PROFIT	9,255,428	70%	8,211,612	71%	13%
GROSS PROFIT RATIO	70%		71%
OPERATING EXPENSES
SELLING EXPENSES	(387,536)	3%	(687,949)	6%	-44%
ADMINISTRATIVE EXPENSES	(907,804)	7%	(1,184,864)	10%	-23%
RESEARCH AND DEVELOPMENT COSTS	(336,730)	3%	(271,476)	2%	24%
UNUSUAL CHARGE-MAKE GOOD PROVISION	-	-	(1,300,000)	11%	-100%
INCOME FROM OPERATIONS	7,623,358		4,767,323		60%
SUBSIDY INCOME	129,217	1%	31,003	0%	317%
INTEREST INCOME	178,830	1%	50,438	0%	255%
(LOSS)/GAIN ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(183)	-	2,416,110	21%	-100%
OTHER INCOME	353,851	3%	222,927	2%	59%
FINANCE COSTS	(602,796)	5%	(545,995)	5%	10%
PROFITS BEFORE TAXATION	7,682,277	58%	6,941,806	60%	11%
INCOME TAX	(1,130,854)	9%	(907,439)	8%	25%
MINORITY INTEREST SHARE OF PROFITS	(57,664)	0%	(64,658)	1%	-11%
NET INCOME	6,493,759	49%	5,969,709	51%	9%
FOREIGN CURRENCY TRANSACTION ADJUSTMENTS	6,173	0%	858,953	7%
TOTAL COMPREHENSIVE INCOME	$6,499,932	49%	$6,828,662	59%
EARNINGS PER SHARE: BASIC AND DILUTED	$0.26		$0.24		8%
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,000,000		24,467,808

Revenues

	Year ended December 31,
	2009	As of total sales %	2008	As of total sales %	Variance %
REVENUES	13,235,756	100%	11,622,503	100%	14%
COST OF SALES	(3,980,328)	-30%	(3,410,891)	-29%	17%
GROSS PROFIT	9,255,428	70%	8,211,612	71%	13%
GROSS PROFIT RATIO	70%		71%

Revenues for the year ended December 31, 2009 were $13.2 million, an increase of $1.6 million, or 14% over revenues for the year ended December 31, 2008. Revenues by product categories were as follows:

	Year ended December 31, 2009		Year ended December 31, 2008
	Amount	%	Amount	%
Product	(USD)	as of total sales	(USD)	as of total sales	Variance %
TP-5 Products
TP-5 powder for injection (1mg)	1,660,720	13%	1,940,855	17%	-14%
TP-5 powder for injection (10mg)	877,190	6%	681,321	6%	29%
TP-5 pre-filled injection (1ml:1mg)	889,644	7%	1,185,292	10%	-25%
TP-5 pre-filled injection (1ml:10mg)	2,318,748	17%	2,364,188	20%	-2%
Sub-total ( TP-5 products)	5,746,302	43%	6,171,656	53%	-7%
Other products
SS for injection 3mg	838,860	6%	961,266	8%	-13%
Thymosin á1 for injection 1.6mg	4,790,671	36%	3,247,576	28%	48%
DDAVP Injection 1ml:4ug	1,254,974	10%	800,680	7%	57%
DDAVP Injection 1ml:15ug	391,194	3%	330,934	3%	18%
Granisetron Hydrochloride Injection 3ml:3mg	130,109	1%	82,147	1%	58%
Ozagrel Sodium for Injection 80mg/40mg	52,540	1%	23,807	0%	121%
Others	31,106	0%	4,437	0%	601%
In Total	13,235,756	100%	11,622,503	100% %	14%

TP-5, our major product, accounted for 43% of total revenues and contributed $5.7 million of sales for the year ended December 31, 2009, a decrease of $425,354, or 7%, as compared to 2008. This decrease was due to increased market competition which resulted in lower total TP-5 sales volumes and average selling price.

2009 saw a large growth of revenue from the Company’s Other products.  Other products accounted for 57% of total  revenues, contributing $7.5 million of sales, representing an increase of 37% from 2008.

Sales of Somatostatin for injection (3mg) accounted for 6% of total sales in 2009, decreasing 13% to $838,860 in 2009 from $961,266 in 2008.  The main reason for this decrease is lower sales volumes and sales price as a result of greater market competition.

Thymosin Alpha 1 injection (1.6mg) revenues have grown steadily since it was introduced to the market in 2005. The sales volume of Alpha 1 injection significantly increased in 2009. The Company benefited from the fact that there were few competitors in this drug category. Meanwhile, our Thymosin Alpha 1 for injection (1.6mg) continued its popularity in the market. The strong market demand on Thymosin Alpha 1 injection (1.6mg) made it the Company’s best selling product in 2009, which contributed $4.8 million in revenue (36% of the total sales) for the year ended December 31, 2009, representing a 48% increase from 2008.

Desmopressin acetate injection (DDAVP) also experienced significant sales growth to approximately $1.6 million for 2009 from $1.1 million in 2008, representing a 45% increase.

The TP-5 market is mature and is highly competitive while the markets for Somatostatin, DDAVP and Thymosin á1 are still developing with greater market potential and less pricing pressure. Thus, the Company’s product portfolio has broadened from one single flagship product, TP-5, to four peptide products and will make major contributions to revenue . The Company expects its current product mix to be sustained in the foreseeable future as brand recognition and product efficacy drive product acceptance in the market.

Cost of Goods Sold and Gross Profit

Cost of revenues for year ended December 31, 2009 was approximately $ 4.0 million, compared with $3.4 million for the same period of 2008, an increase of 17%. The gross margin for year ended December 31, 2009 was 70%, slightly decreased from 71% for the same period of 2008.

The increase in cost of revenue was mainly due to the increase in revenue. As a percentage of revenue, the cost of goods sold increased slightly to 30% for the year ended December 31, 2009 compared to 29% for 2008.

Operating Expenses

	Year ended December 31,
	2009	%	2008	%	Variance
		as of total sales		As of total sales	%
OPERATING EXPENSES
SELLING EXPENSES	387,536	3%	687,949	6%	-44%
ADMINISTRATIVE EXPENSES	907,804	7%	1,184,864	10%	-23%
RESEARCH AND DEVELOPMENT COSTS	336,730	3%	271,476	2%	24%
UNUSUAL CHARGE-MAKE GOOD PROVISION	-	-	1,300,000	11%	-100%
	1,632,070	13%	3,444,289	29%	-53%

Selling Expenses

	Year ended December 31,		Variance
	2009	2008	Amount	%
SELLING EXPENSES
Marketing and Advertising	107,741	101,562	6,179	6%
Traveling and Transportation	140,546	79,550	60,996	77%
Salaries	43,889	49,155	(5,266)	-11%
Provision for doubtful debts	-	281,698	(281,698)	-100%
Other Selling Expenses	95,360	175,984	(80,624)	-46%
	387,536	687,949	(300,413)	-44%

Selling expenses stood at $387,536, or 3% of total sales, in the year ended December 31, 2009, decreased 44% from $687,949 for 2008. The major contributor to the decrease in expenses, year over year, was Provision for doubtful debts.  Due to efficient management of the Accounts Receivable, no additional provision was incurred in 2009.

Administrative Expenses

Our administrative expenses were approximately $907,804 (7% of total sales) and $1.2 million (10% of total sales) for the years ended December 31, 2009 and 2008, respectively. The details of general and administrative expenses were as follows:

	Year ended December 31,		Variance
	2009	2008	Amount	%
ADMINISTRATIVE EXPENSES
Consultancy fee	80,943	377,996	(297,053)	-79%
Audit fee	77,746	83,203	(5,457)	-7%
Traveling and Transportation	12,179	36,654	(24,475)	-67%
Entertainment	11,007	12,311	(1,304)	-11%
Office supplies	4,817	15,210	(10,393)	-68%
Depreciation	184,645	124,340	60,305	49%
Salaries	136,902	205,437	(68,535)	-33%
Others	399,565	329,713	69,852	21%
	907,804	1,184,864	(277,060)	-23%

1)
The main contributor to the decrease in Administrative Expenses in 2009 compared to 2008 was Consultancy fees.  In 2008, the Company conducted a reverse merger and incurred extraordinary Consultancy fees.  Consultancy fees paid under the Stock Purchase Agreement (see COMPENSATION CHARGES of this section) were $377,996. In 2009, the Company resumed normal business practice in regards to use of Consultancy.

2)	Overall cost control of general and administrative procedure also contributed to the decrease in Administrative Expenses in 2009.

Research and Development Costs

Research and development expenses were $336,730 in 2009, representing an increase as compared to $271,476 in 2008. In regards to percentage of Revenue, there was only a slight increase in Research and development expenses from 2008 to 2009.  2009 expenses were 3% of revenue as compared to 2% in 2008.  Research and development costs were mainly costs for clinical analysis, registration and consumption of test specimens for our new products.

Income from Operations

Income from operations increased 60% to $7.6 million in 2009 from $4.8 million in 2008. The sharp increase in Income from operations was largely due to our strong marketing and sales efforts and efficient cost controls resulting in increased Sales and decreased expenses. Moreover, 2008 Income from operations included a Make Good Provision expense of $1.3 million which was not incurred in 2009.

The Make Good Provision is a result of a Make Good Escrow Agreement entered between Mr. Xueyun Cui and the escrow agent on August 15, 2008. 1,000,000 of the shares issued to Mr. Cui were put into an escrow.  The Escrow Shares were pledged to secure the Company’s commitment to achieve the 2008 Guaranteed After-Tax Net Income.

Following the achievement of the 2008 performance target, the Escrow Shares to be released back to Mr. Cui was treated as an expense for the amount of the market value of the shares (i.e. $1.30) as of the date of the performance goals are met, i.e. December 31, 2008. The total expense recognized for the fiscal year 2008 was $1,300,000 ($1.30×1,000,000).

Interest Income

Interest income for 2009 was $178,830, as compared to $50,438 for 2008. The increased income was accrued from the principal amount of $4.2 million due from Hainan Zhonghe Group at an interest rate of 5.31% per annum, unsecured and repayable on demand.

The loan was mainly used by a subsidiary of Hainan Zhonghe Group, Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd., to research and develop the new product, Entecavir, which is expected to launch in 2010.

Other Income

	Year ended December 31,
	2009	As of total sales %	2008	As of total sales %	Variance %
OTHER INCOME
Recovery of doubtful debts	$142,673	1%	$-	-	100%
Rental income	211,104	2%	222,515	2%	-5%
Others	74	0%	412	0%	-82%
	$353,851	3%	$222,927	2%	59%

Rental Income

Rental income was $211,104 in 2009, as compared to $222,515 in 2008. Our tenant, Sinopep Pharmaceutical Inc., rented our plant to use as their workshop.

Finance Costs

	Year ended December 31,
	2009	As of total sales	2008	As of total sales	Variance %
FINANCE COSTS		%		%
Interest Expenses	$600,629	5%	$495,832	4%	21%
Bills Discounting Charges	8,116	0%	47,177	0%	-83%
Bank Charges and Net Exchange Loss	(5,949)	0%	2,986	0%	-299%
	$602,796	5%	$545,995	4%	10%

Interest Expenses

Interest expenses were accrued from long-term borrowings which balance remained unchanged between 2008 and 2009.

Net Income

Net income increased 9% to approximately $6.5 million for the year ended December 31, 2009. This was an improvement of approximately $0.5 million, from approximately $6.0 million for the same period of 2008.

Excluding the effects of two 2008 extraordinary items, the $1.3 million of Unusual Charge-Make Good Provision and $2.4 million of Gain on Disposal of Property, Plant and Equipment, the net income of 2009 increased 13% compared to 2008.  2008 net income excluding the extraordinary items was $5.8 million.

This increase was in line with our revenue growth and margin improvement.

Also, among the Company’s phase II pharmaceutical plant, the Solid Oral Preparations Plant has completed installation and debugging, passed on-site inspection and is expecting to obtain GMP approval in May of 2010. We believe the increased production capabilities will support our sales and marketing efforts and improve our profitability in the future.

Earnings per share

Earnings per share for the year ended December 31, 2009 were $0.26 per share (both basic and diluted), compared with $0.24 per share (both basic and diluted) for the same period in 2008. The increase was contributed by our increased profitability in 2009.

LIQUIDITY AND CAPITAL RESOURCES

CASH

At December 31, 2009, we had cash and cash equivalents totaling $810,809.  Our working capital was $3.4 million, representing a decrease of $7.9 million as compared to working capital of $11.3 million at December 31, 2008.  Net cash provided by operating activities was approximately $7.0 million for the year ended December 31, 2009.

CASH FLOW

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

(All amounts in thousands of U.S. dollars)
	Year Ended December 31,
Cash Flow	2009	2008
Net cash provided by operating activities	6,968	5,790
Net cash used in investing activities	(6,466)	(4,937)
Net cash used in financing activities	(126)	(1,129)
Net cash flow	377	(237)

Operating Activities

Net cash provided by operating activities was approximately $7.0 million for the year ended December 31, 2009, an increase of approximately $1.2 million from the net cash used in operating activities of approximately $5.8 million for the same period in 2008. The increased cash flow was due primarily to the increase of our revenue by $1.6 million in 2009 compared with 2008.

We currently generate positive cash flow through operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next twelve months.

Investing Activities

Net cash used in investing activities in the year 2009 was $6.5 million, representing an increase of $1.5  million from net cash used in investing activities of $4.9 million in 2008. A portion of the cash went to acquiring property, plant and equipment. We also lent $7.6 million to related companies at a fixed interest rate; the interest earned thereby will provide an inflow of cash during the next few years starting in 2010.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2009 was $125,710, compared with net cash provided from financing activities of $1.1 million during the same period of 2008. During this period, we repaid $3.1 million in loans to a bank.

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

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

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

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 became effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on the Company’s financial statements.

The FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for Smaller Reporting Company.

Item 8. Financial Statements and Supplementary Data.

Please see Financial Statements to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no such reportable events as required by Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures.

(a) Management’s annual report on disclosure controls and procedures.

As required by Exchange Act Rule 15d-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

As required by Exchange Act Rule 15d-15(c), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2009.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2009, our internal control over financial reporting was effective.

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

(c) Changes in Internal Controls over Financial Reporting

During the fourth quarter of the year ended December 31, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position Held
Xueyun Cui	49	Chairman
Xiaoqun Ye	43	Chief Executive Officer
Yan Lin	38	Chief Accounting Officer

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

Mr. Cui Xueyun has more than 10 years of operational management experience in the pharmaceutical industry to qualify as a director.  As Chairman of Hainan Zhonghe, our subsidiary, Mr. Cui led the team and produced Thymopentin, the first peptide pharmaceutical drug in China. Mr. Cui has also served as Vice President of the pharmaceutical industry association in Hainan Province since 2004.

Xiaoqun Ye   Mr. Ye was elected the Chief Executive Officer of Kun Run Biotechnology, Inc. on September 16, 2008. He joined the Company in April 2002 as General Manager. He obtained his bachelor degree in Electronics from Shaanxi faculty of engineering.

Since entering the pharmaceutical industry in 1997, Mr. Ye Xiaoqun has gained extensive experience serving in engineering, plant management and general management. In 2005, he was named one of the “top ten pharmaceutical industry talents” of Hainan Province. Mr. Ye’s outstanding pharmaceutical management and market development experience, along with his 8-year tenure at Hainan Zhonghe made him the best choice for CEO of Kun Run Bio-Technology Co., Ltd.

Yan Lin, Ms. Lin was elected Chief Accounting Officer of Kun Run Biotechnology, Inc. on September 16, 2008. She joined the Company in October 2001 as Financial Manager. Ms. Lin graduated from Central Finance University with a bachelor degree in accounting.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Our directors and executive officers have not, during the past ten years:

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

Compensation of Directors.

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of such compensation program will be negotiated with each such director .

Family Relationships

There are no family relationships among our directors or officers.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

According to our records, all Section 16(a) forms were filed in a timely manner.

Code of Ethics

We have not adopted the Code of Ethics yet. We are in the process of finalize such Code of Ethics.

Item 11. Executive Compensation.

The following is a summary of the compensation we paid to our now Chief Executive Officer, Chief Financial Officer and Mr. Xueyun Cui, for the two years ended December 31, 2009, and 2008, respectively. No executive officer received compensation in excess of $100,000 for any of these two years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xueyun Cui	2009	15,844	0	0	0	0	0	0	15,844
(Chairman)(1)	2008	15,574							15,574
Xiaoqun Ye (CEO) (2)	2009 2008	11,443 11,248	0	0	0	0	0	0	11,443 11,248
Yan Lin (CAO)(3)	2009	7,130	0	0	0	0	0	0	7,130
	2008	6,534							6,534

(1)	Mr. Xueyun Cui was appointed the sole director on September 16, 2008.

(2)	Mr. Xiaoqun Ye was appointed Chief Executive Officer on September 16, 2008.

(3)	Ms. Yan Lin was appointed Chief Accounting Officer on September 16, 2008.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. We do not have a compensation committee; all decisions regarding compensation are determined by our entire board of directors.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option Plan or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities on March 27, 2010 by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) our chief executive officer, and (iv) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner *	No. of Shares	Percentage of Shares Outstanding
Xueyun Cui	22,522,500	90.09%
Xiaoqun Ye	0	0%
Yan Lin	0	0%

Directors and officers as a group (3 persons):	22,522,500	90.09%

 The address for officers and directors is Hainan Zhonghe Pharmaceutical Co., Ltd., Free Trade Zone, 168 Nanhai Avenue, Haikou, Hainan Province, P. R. China.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has entered into the following transactions with related parties:

Related party relationship	Type of transaction	Year ended December 31,
		2009	2008
Related company with the same management personnel	Sales/ Hainan Heyi Pharmaceutical Ltd	$310,191	$725,856
Related company with the same management personnel	Interest expenses under agreement	$177,527	$48,604

In addition, as of December 31, 2009, the aggregate amount due from Hainan Zhonghe Group is $4,239,232.  The aggregate amount due from Hainan Heyi Pharmaceutical Co., Ltd. is $417,569. These amounts are for purchase of new drugs and R & D. Mr. Xueyun Cui, our sole director, is the controlling shareholder of Hainan Zhonghe Group. Hainan Peptide and Hainan Heyi.

 On March 23, 2009, Zhonghe entered into an agreement with Zhonghe Peptide to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB60 million. As of September 30, 2009, RMB54 million (equivalent to $7.92 million) was paid to Zhonghe Peptide as a deposit, which was settled by offsetting the amount due from related companies of $7.59 million and by cash of $0.33 million. The transaction is expected to be completed in of 2010.

Item 14. Principal Accounting Fees And Services

PKF has audited our financial statements annually for the 2009 and 2008 fiscal year. All of the services described below were approved by our board and audit committee prior to performance. The board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by PKF in connection with its audit of our annual consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2009 and December 31, 2008 totaled approximately $77,698 and $184,576, respectively.

Audit-Related Fees

No fees were paid or accrued by us for assurance and related services rendered by PKF in connection with their audit and review of our financial statements for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees

No fees were paid or accrued by us for professional services rendered by PKF tax advice and tax planning for the fiscal years December 31, 2009 and December 31, 2008, respectively.

All Other Fees

No fees were paid or accrued by us for other services rendered by PKF for the fiscal years ended December 31, 2009 and December 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Kun Run Biotechnology, Inc.

Consolidated Financial Statements
For the year ended December 31, 2009
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Balance Sheets	3 - 4

Consolidated Statements of Cash Flows	5 - 6

Consolidated Statements of Equity	7

Notes to Consolidated Financial Statements	8 - 28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kun Run Biotechnology, Inc.

We have audited the accompanying consolidated balance sheets of Kun Run Biotechnology, Inc. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 30, 2010

Tel  852 2806 3822  |  Fax  852 2806 3712
E-mail  info@pkf-hk.com  |  www.pkf-hk.com
PKF  |  26/F, Citicorp Centre  |  18 Whitfield Road  |  Causeway Bay  |  Hong Kong

PKF Hong Kong is a member firm of the PKF International Limited network of legally independent firms and doe not accept any responsibility or liability for the actions or inactions on the part of any other individual member firm or firms

Kun Run Biotechnology, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Sales revenue	$13,235,756	$11,622,503
Cost of sales	3,980,328	3,410,891

Gross profit	9,255,428	8,211,612

Operating expenses
Administrative expenses	907,804	1,184,864
Research and developments expenses	336,730	271,476
Selling expenses	387,536	687,949
Unusual charge - make good provision	-	1,300,000

	1,632,070	3,444,289

Income from operations	7,623,358	4,767,323
Interest income	178,830	50,438
Other income - Note 4	353,851	222,927
Government subsidy income	129,217	31,003
(Loss)/gain on disposal of property, plant and equipment	(183)	2,416,110
Net finance costs - Note 5	(602,796)	(545,995)

Income before income taxes and noncontrolling interest	7,682,277	6,941,806
Income taxes - Note 6	(1,130,854)	(907,439)

Net income before noncontrolling interest	6,551,423	6,034,367
Net income attributable to noncontrolling interest - Note 7	(57,664)	(64,658)

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	$6,493,759	$5,969,709

Net income before noncontrolling interests	$6,551,423	$6,034,367
Other comprehensive income Foreign currency translation adjustments	6,210	860,075

Comprehensive income	6,557,633	6,894,442
Comprehensive income attributable to noncontrolling interest	(57,701)	(65,780)

Comprehensive income attributable to Kun Run Biotechnology, Inc. common stockholders	$6,499,932	$6,828,662

Earnings per share attributable to Kun Run Biotechnology, Inc. common stockholders: basic and diluted - Note 8	$0.26	$0.24

Weighted average number of shares Outstanding: basic and diluted	25,000,000	24,467,808

See the accompanying notes to consolidated financial statements.

Kun Run Biotechnology, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$810,809	$433,599
Trade receivables, net - Note 9	4,284,515	4,732,750
Bills receivable	360,360	117,360
Other receivables, prepayments and deposits - Note 10	2,338,971	985,683
Receivables from disposal of properties - Note 11	-	2,061,793
Inventories - Note 12	2,248,420	689,415
Amounts due from related companies - Note 13	4,656,801	5,595,307
Deferred taxes - Note 6	-	8,362

Total current assets	14,699,876	14,624,269
Intangible assets - Note 14	86,551	111,004
Property, plant and equipment, net - Note 15	10,098,529	9,685,374
Land use rights - Note 16	3,704,660	3,775,540
Deposit for acquisition of property, plant and equipment	418,594	445,691
Deposit paid to a related company for acquisition of an intangible asset - Note 17	7,921,800	-

TOTAL ASSETS	$36,930,010	$28,641,878

See the accompanying notes to consolidated financial statements.

Kun Run Biotechnology, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2009	2008
LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$452,139	$966,937
Other payables and accrued expenses - Note 18	3,961,125	1,672,500
Dividend payable to Zhonghe’s former/existing noncontrolling stockholders	7,209	7,209
Income tax payable	815,435	655,019
Amount due to a related company - Note 13	-	936
Secured borrowings - Note 19	6,051,375	-

Total current liabilities	11,287,283	3,302,601
Deferred taxes - Note 6	17,215	8,255
Secured long-term borrowings - Note 19	330,075	6,528,150

TOTAL LIABILITIES	11,634,573	9,839,006

COMMITMENTS AND CONTINGENCIES - Note 20

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, authorized 10,000,000 shares in 2009 and 2008; none issued and outstanding	-	-
Common stock : par value $0.001 per share Authorized 100,000,000 shares in 2009 and 2008; issued and outstanding 25,000,000 shares in 2009 and 2008	25,000	25,000
Additional paid-in capital	8,903,965	8,969,033
Statutory and other reserves - Note 21	3,743,028	2,820,850
Accumulated other comprehensive income	1,607,518	1,601,345
Retained earnings	10,789,080	5,217,499

TOTAL KUN RUN BIOTECHNOLOGY, INC. STOCKHOLDERS’ EQUITY	25,068,591	18,633,727

NONCONTROLLING INTEREST	226,846	169,145

TOTAL EQUITY	25,295,437	18,802,872

TOTAL LIABILITIES AND EQUITY	$36,930,010	$28,641,878

See the accompanying notes to consolidated financial statements.

Kun Run Biotechnology, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net income before noncontrolling interest	$6,551,423	$6,034,367
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities :-
Depreciation	796,045	661,747
Amortization of land use rights and intangible assets	95,268	72,845
Deferred taxes	17,305	28,524
Loss (gain) on disposal of property, plant and equipment	183	(2,416,110)
(Recovery of) provision for doubtful debts	(142,673)	281,698
Unusual charge - make good provision	-	1,300,000
Changes in operating assets and liabilities :-
Trade receivables	591,044	(1,294,173)
Bills receivable	(242,742)	(115,360)
Other receivables, prepayments and deposits	(1,370,853)	523,286
Inventories	(1,558,272)	(123,050)
Amounts due from related companies	298,565	(629,852)
Trade payables	(514,508)	347,897
Other payables and accrued expenses	2,287,387	268,500
Income tax recoverable	-	206,218
Income tax payable	160,287	643,856

Net cash flows provided by operating activities	6,968,459	5,790,393

Cash flows from investing activities
Payments to acquire and for deposit for acquisition of property, plant and equipment	(601,176)	(1,140,333)
Proceeds from sales of property, plant and equipment	2,059,306	1,211,104
Deposit for acquisition of intangible assets	(322,520)	-
Payment to acquire patents	-	(77,147)
Cash acquired from RTO	-	149,665
Amounts due from related parties	(7,601,210)	(5,079,840)

Net cash flows used in investing activities	$(6,465,600)	$(4,936,551)

See the accompanying notes to consolidated financial statements.

Kun Run Biotechnology, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
Cash flows from financing activities
Proceeds from secured borrowings	$2,932,000	$324,450
Repayment of secured borrowings	(3,080,500)	(1,442,000)
Dividend paid to Zhonghe’s former stockholder - Hainan Hekun Bronze Art Co., Ltd. (“Hainan Hekun”)	(935)	-
Dividend paid to existing noncontrolling stockholders	-	(11,885)
Amount due to a related party	23,725	-

Net cash flows used in financing activities	(125,710)	(1,129,435)

Effect of foreign currency translation on cash and cash equivalents	61	38,273

Net increase (decrease) in cash and cash equivalents	377,210	(237,320)

Cash and cash equivalents - beginning of year	433,599	670,919

Cash and cash equivalents - end of year	$810,809	$433,599

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest and bill discounting charges	$608,745	$543,009
Income taxes	$953,215	$28,840

Non-cash investing and financing activities:
Dividend payable to Zhonghe’s former stockholders settled by offsetting amounts due from related companies and other payables	$-	$125,948
Deposit for acquisition of an intangible asset by offsetting amounts due from related companies - Note 13(b) and 17	7,589,000	-
Acquisition of a building by offsetting the amount due from Hainan Zhonghe Group - Note 13(b)	$651,254	$-

See the accompanying notes to consolidated financial statements.

Kun Run Biotechnology, Inc.
Consolidated Statements of Equity
(Stated in US Dollars)

	Kun Run Biotechnology, Inc. stockholders
				Statutory	Accumulated
			Additional	and other	other
	Common stock		paid-in	reserves	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	(Note 21 )	income	earnings	interest	Total

Balance, January 1, 2008	24,250,000	$24,250	$7,541,074	$1,725,313	$742,392	$343,327	$103,365	$10,479,721
Recapitalisation	750,000	750	127,959	-	-	-	-	128,709
Net income	-	-	-	-	-	5,969,709	64,658	6,034,367
Foreign currency translation adjustments	-	-	-	-	858,953	-	1,122	860,075
Appropriation to reserves	-	-	-	1,095,537	-	(1,095,537)	-	-
Unusual charge - make good provision	-	-	1,300,000	-	-	-	-	1,300,000

Balance, December 31, 2008	25,000,000	25,000	8,969,033	2,820,850	1,601,345	5,217,499	169,145	18,802,872
Net income	-	-	-	-	-	6,493,759	57,664	6,551,423
Foreign currency translation adjustments	-	-	-	-	6,173	-	37	6,210
Appropriation to reserves	-	-	-	922,178	-	(922,178)	-	-
Capital contribution	-	-	23,725	-	-	-	-	23,725

Distribution of earning and special profits - Note 22	-	-	(88,793)	-	-	-	-	(88,793)

Balance, December 31, 2009	25,000,000	$25,000	$8,903,965	$3,743,028	$1,607,518	$10,789,080	$226,846	$25,295,437

See the accompanying notes to consolidated financial statements.

1.	Corporate information

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

On August 21, 2008, the Company entered into an agreement with the stockholders of Kun Run Biotechnology Limited (“Kun Run”) to acquire their issued and outstanding common stocks in Kun Run by issuing 24,250,000 common shares (representing the number of shares after the reverse split) at par value of $0.001 each.  The acquisition, which was completed on September 16, 2008, constituted a reverse takeover transaction (“RTO”) and thereafter Kun Run became a wholly owned subsidiary of the Company.

Kun Run, which changed its name from Max Talent Industrial Ltd. on February 25, 2008, was incorporated in Hong Kong on May 6, 2006 as a limited liability company with registered share capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each. Kun Run was dormant since its incorporation until March 24, 2008, which is the date Kun Run entered into a share purchase agreement with Hainan Zhonghe (Group) Co., Ltd. (“Hainan Zhonghe Group”), Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd. (“Zhonghe Peptide”) and Hainan Hekun to acquire their respective 60%, 0.083% and 0.033% interests in Hainan Zhonghe Pharmaceutical Co., Ltd. (“Zhonghe”) at a total cash consideration of $5,205,906. On May 27, 2008, the Company entered into another share purchase agreement with Hainan Zhonghe Group to acquire its 39% interests in Zhonghe at a cash consideration of $3,416,563. The acquisitions (the “Acquisition”) were completed on June 26, 2008. Upon the completion of the Acquisition, Zhonghe became a 99.12% owned subsidiary of Kun Run. Zhonghe is a high-technology domestic company established in Hainan Province, the PRC on April 17, 1995 with registered capital of RMB11 million.

Mr. Xueyun Cui (“Mr. Cui”) is the ultimate controlling party of Hainan Zhonghe Group, Zhonghe Peptide, Hainan Hekun, Kun Run and the Company. It is therefore defined that Hainan Zhonghe Group and Zhonghe Peptide were the related parties for the Company due to under the common control of Mr. Cui.

Following the Acquisition and RTO, the Company commenced to be engaged in manufacture, marketing, sale and distribution of polypeptide drugs which could be used to treat immunity dysfunction and hyperfunction, as well as some high quality chemical drugs mainly in the People’s Republic of China (“PRC”).

2.	Basis of presentation

The Acquisition and RTO and have been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Kun Run and its subsidiary, Zhonghe, become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities.  The 750,000 common shares (representing the number of shares after the reverse split) of the Company outstanding prior to the RTO are accounted for at $128,709 of net book value at the time of the RTO.   The accompanying consolidated financial statements reflect the recapitalization of the stockholders equity as if the transaction occurred as of the beginning of the first period presented.

3.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, estimation on useful lives and residual values of property, plant and equipment and intangible assets.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and bills receivables and amount due from related companies.  As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, no customers representing 10% or more of the Company’s consolidated sales.

Details of customers for 10% or more of the Company's trade receivables are :-

	As of December 31,
	2009	2008

Beijing Xingshengyuan Pharmaceutical Ltd.	$742,888	$1,240,606
Changqin Dinghai Pharmaceutical Ltd.	774,139	308,870
Hainan Heyi Pharmaceutical Ltd.	359,493	714,548

	$1,876,520	$2,264,024

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars and US dollars.

3.	Summary of significant accounting policies (Cont’d)

Allowance for doubtful debts

The Company establishes an allowance for doubtful debts based on management’s assessment of the collectibility of trade receivables.  As a considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, the management establishes the following rates of general provision provided on gross amount of trade receivables :-

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

(Recovery of)/provision for doubtful debts of $(142,673) and $281,698 are included in other income and selling expenses for two years ended December 31, 2009 and 2008 respectively.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company’s reserve requirements generally increase with its projected demand requirements decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions.

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

Construction in progress mainly represents expenditures in respect of new offices and factories under construction of Zhonghe.  All direct costs relating to the acquisition or construction of Zhonghe’s new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

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

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the leases of 55 and 56 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously Statement of Financial Accounting Standards (“SFAS”) No. 144), Accounting for the impairment or disposal of long-lived assets, respectively.  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets and investment in an affiliate in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Noncontrolling interests

Noncontrolling interests resulted from the consolidation of Zhonghe, a 99.12% owned subsidiary.

3.	Summary of significant accounting policies (Cont’d)

Government subsidy income

Government subsidy income was $129,217 for the year ended December 31, 2009 (2008 : $31,003). It mainly consisted of receipt of funds granted to subsidize the research and development activities in relation to the Zhonghe’s qualification of new and high technology.  The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company.  Such grant is recognised as income at time of receipt for the year.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery, the sales price is fixed or determinable and collection is reasonably assured.

Advertising, transportation and research and development expenses

Advertising, transportation and research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $58,105 and $69,591 for two years ended December 31, 2009 and 2008 respectively are included in selling expenses.

Transportation expenses amounting to $57,801 and $50,623 for two years ended December 31, 2009 and 2008 respectively are included in selling expenses.

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

Selling expenses

Selling expenses mainly consists of advertising, commission, entertainment, salaries, transportation cost and traveling expense which are incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, labor protection and salaries and wage which are incurred at the administrative level and exchange difference.

3.	Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company adopted the provisions of ASC 718 (previously SFAS 123(R)), which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies.  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

3.	Summary of significant accounting policies (Cont’d)

Foreign currency translation (Cont’d)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2009 and 2008 were both RMB1 $0.1467. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260, “Earnings Per Share” (previously SFAS No. 128).  Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Fair value of financial instruments

The Company adopted ASC 820 (previously SFAS No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :-

	As of December 31, 2009		As of December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$6,381,450	$6,362,757	$6,528,150	$6,407,755

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

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

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

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

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

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 became effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on the Company’s financial statements.

The FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

4.	Other income

	Year ended December 31,
	2009	2008

Recovery of doubtful debts	$142,673	$-
Rental income	211,104	222,515
Others	74	412

	$353,851	$222,927

5.	Net finance costs

	Year ended December 31,
	2009	2008

Interest expenses	$600,629	$495,832
Bills discounting charges	8,116	47,177
Bank charges	1,930	2,675
Net exchange (gain)/loss	(7,879)	311

	$602,796	$545,995

6.	Income taxes

United States

Kun Run Biotechnology, Inc. is subject to the United States Federal and state income tax at a statutory rate of 35%.  No provision for the U.S. Federal income taxes have been made as the Company had no taxable income in this jurisdiction for the reporting periods.

Hong Kong

Kun Run Biotechnology Ltd. was incorporated in Hong Kong and subject to Hong Kong profits tax at a tax rate of 16.5%. No provision for Hong Kong profits tax has been made as the company has no taxable income during the reporting periods.

6.	Income taxes (Con’t)

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

The components of the provision for income taxes are :-

	Year ended December 31,
	2009	2008

Current taxes	$1,113,549	$878,915
Deferred taxes	17,305	28,524

	$1,130,854	$907,439

The effective income tax expenses differ from the PRC statutory income tax rate of 25% (2008 : 18%) in the PRC as follows :-

	Year ended December 31,
	2009	2008

Provision for income taxes at PRC statutory income tax rate of 25% (2008 : 18%)	$1,920,569	$1,249,525
Non-deductible items for tax	42,705	253,477
Income not subject to tax	(21,135)	(24,433)
Advanced Technology Industry Tax Benefit	(781,940)	(251,687)
Underprovision for prior year	(29,345)	-
Tax Concession	-	(319,443)

	$1,130,854	$907,439

6.	Income taxes (Con’t)

PRC (Cont’d)

During the two years ended December 31, 2009 and 2008, the aggregate amounts of benefits from Advanced Technology Industry Tax Benefit and Tax Concession were $781,940 and $571,130 and the respective effect on earnings per share were $0.03 and $0.02 respectively.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted this ASC 740-10-25 on January 1, 2007.  Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax.  Except for certain immaterial interest income from a bank deposit placed with a financial institution outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC’s subsidiaries do not intend to pay dividends in the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

Deferred tax assets (liabilities) as of December 31, 2009 and 2008 are composed of the following :-

	As of December 31,
	2009	2008

PRC
Current deferred tax assts:-
Accrued liabilities	$-	$8,362

PRC
Non current deferred tax assts (liabilities):-
Depreciation of property, plant and equipment	$(13,305)	$(5,959)
Amortisation of land use right	(3,910)	(2,379)
Amortisation of patents	-	83

	$(17,215)	$(8,255)

7.	Noncontrolling interest

Noncontrolling interest in the consolidated statements of income and comprehensive income of $57,664 and $64,658 for the year ended December 31, 2009 and 2008 respectively represents the noncontrolling stockholders’ proportionate share of the net income of Zhonghe.

8.	Earnings per share

During the reporting periods, the Company had no dilutive instruments.  Accordingly, the basic and diluted earnings per share are the same.

9.	Trade receivables, net

	As of December 31,
	2009	2008

Trade receivables	$5,134,430	$5,769,370
Less : allowance for doubtful accounts	(849,915)	(1,036,620)

	$4,284,515	$4,732,750

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows :-

	Year ended December 31,
	2009	2008

Balance at beginning of year	$1,036,620	$741,880
(Reversal) addition of bad debt expense, net	(142,673)	281,698
Bad debts written off	(44,032)	(43,043)
Translation adjustments	-	56,085

Balance at end of year	$849,915	$1,036,620

10.	Other receivables, prepayments and deposits

	As of December 31,
	2009	2008

Deposits paid	$5,486	$65,808
Prepayments	596,198	688,746
Other receivables	302,272	176,694
Paid in advance to suppliers	1,435,015	54,435

	$2,338,971	$985,683

11.	Receivables from disposal of properties

The amounts represent receivables from disposal of properties at considerations of totalling $3,237,761 of which $1,175,968 was received as of December 31, 2008. The remaining balance of $2,061,793 was subsequently settled in April 2009.

12.	Inventories

	As of December 31,
	2009	2008

Raw materials	$471,577	$284,837
Work-in-progress	1,302,181	260,504
Finished goods	474,662	144,074

	$2,248,420	$689,415

13.	Amounts due from / to related companies

	As of December 31,
	2009	2008
Amounts due from related parties:-
Hainan Zhonghe Group - Note 13(b)	$4,239,232	$4,352,639
Zhonghe Peptide - Note 13(c)	-	528,120
Hainan Heyi Pharmaceutical Co., Ltd. (“Hainan Heyi”)
- Note 13(d)	417,569	714,548

	$4,656,801	$5,595,307

Amount due to a related party:-
Dividend payable to Zhonghe’s former stockholder
Hainan Hekun - Note 13(d)	$-	$936

Notes :-

(a)
Mr. Cui, the Company’s Chairman, sole director and the beneficial owner of approximately 90.09% of the Company’s outstanding common stock, is the ultimate controlling party of Hainan Zhonghe Group, Zhonghe Peptide, Hainan Heyi and Hainan Hekun.

(b)
The amounts are interest bearing at 5.31% per annum, unsecured and repayable on demand. During the year of 2009, an advance of $6,776,756 was made to Hainan Zhonghe Group, $6,236,426 was transferred to Zhonghe Peptide in accordance with an agreement for acquisition of an intangible asset from Zhonghe Peptide (Note 17) and $651,254 was offset with the consideration of acquisition of a building from Hainan Zhonghe Group.

(c)
The amount is interest bearing at a benchmark rate in the PRC per annum, unsecured. During the year of 2009, an advance of $824,454 was made to Zhonghe Peptide. Together with $6,236,426 transferred from Hainan Zhonghe Group, the accumulated balance of $7,589,000 was offset with the deposit payable to Zhonghe Peptide for acquisition of an intangible asset (Note 17).

(d)	The amounts are interest free, unsecured and repayable on demand.

14.	Intangible assets

	As of December 31,
	2009	2008
Pharmaceutical licenses and patents

Costs	$124,738	$124,738
Accumulated amortization	(38,187)	(13,734)

Net	$86,551	$111,004

During the two years ended December 31, 2009 and 2008 amortization charge was $24,435 and $4,695 respectively.

14.	Intangible assets (Cont’d)

The estimated aggregate amortization expenses for patents for the five succeeding years is as follows :-

Year

2010	$22,370
2011	22,005
2012	22,005
2013	20,171
2014	-

$86,551

15.	Property, plant and equipment, net

	As of December 31,
	2009	2008
Costs :-
Buildings	$6,825,521	$5,892,393
Plant and machinery	5,439,929	4,233,317
Furniture, fixtures and equipment	290,140	273,587
Leasehold improvements	118,645	118,645
Motor vehicles	714,281	714,281

	13,388,516	11,232,223
Accumulated depreciation	(3,675,288)	(2,882,383)
Construction in progress - Note 15(c)	385,301	1,335,534

Net	$10,098,529	$9,685,374

(a)	An analysis of buildings pledged to banks for bank and other loans (Note 19(b)(i)) is as follows :-

	Year ended December 31,
	2009	2008

Costs	$3,224,955	$3,224,955
Accumulated depreciation	(296,654)	(128,793)

Net	$2,928,301	$3,096,162

As of December 31, 2009, buildings with carrying value of $2,928,301 acquired from Hainan Zhonghe Group on December 31, 2007 have been pledged for bank loan granted to Zhonghe (Note 19b(i)).  Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid in January 2010.  Pursuant to the separate trust agreement, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

15.	Property, plant and equipment, net (Cont’d)

(b)	During the reporting periods, depreciation is included in :-

	As of December 31,
	2009	2008

Cost of sales and overheads of inventories	$546,187	$537,407
Administrative expenses	249,858	124,340

	$796,045	$661,747

During the years ended December 31, 2009 and 2008, property, plant and equipment with carrying amounts of $183 and $821,651 were disposed of at considerations of $Nil and $3,237,761 resulting in loss/(gain) of $183 and $(2,416,110) respectively.

(c)	Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s factories.

16.	Land use rights

	As of December 31,
	2009	2008

Land use rights	$3,847,536	$3,847,536
Accumulated amortization	(142,876)	(71,996)

	$3,704,660	$3,775,540

The carrying amount of land use rights as of December 31, 2009 represents two separate land use rights acquired from Hainan Zhonghe Group on September 29, 2007 and December 31, 2007 respectively.  The land use right with carrying value of $2,248,339 as of December 31, 2009 was pledged to the bank for the loans granted to Zhonghe (Note 19b(ii)).  The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe will be fully settled in 2010.  Pursuant to a trust agreement, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.

During the two years ended December 31, 2009 and 2008, amortization amounted to $70,833 and $68,150 respectively.

16.	Land use rights (Cont’d)

The estimated aggregate amortization expenses for land use rights for the five succeeding years is as follows :-

Year

2010	$68,580
2011	68,580
2012	68,580
2013	68,580
2014	68,580

$342,900

17.	Deposit paid to a related company for acquisition of an intangible asset

On March 23, 2009, Zhonghe entered into an agreement with Zhonghe Peptide to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB60 million. As of September 30, 2009, RMB54 million (equivalent to $7.92 million) was paid to Zhonghe Peptide as a deposit, which was settled by offsetting the amount due from Zhonghe Peptide (Note13 (c)) of $7.59 million and by cash of $0.33 million. The transaction is expected to be completed in 2010.

18.	Other payables and accrued expenses

	As of December 31,
	2009	2008

Accrued audit fee	$63,081	$55,746
Deposits from sales agents and other deposit	2,490,138	518,080
Other accrued expenses	70,043	70,427
Other tax payable	463,087	780,705
Payable for acquisition of property, plant and equipment	412,003	128,091
Sales receipt in advance from customers	411,396	47,955
Staff welfare payable (Note)	-	59,917
Salary payable	51,377	11,579

	$3,961,125	$1,672,500

Note :-

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances.  All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries.  The obligations of the Company are limited to those premiums contributed by the Company.

19.	Secured borrowings

	As of December 31,
	2009	2008
Short-term loan
Bank loan and other loan
Long-term loans - current portion	$6,051,375	$-

	6,051,375	-
Long-term loans
Bank loan - (Note c)
- due 2010, interest bearing at 8.28% per annum	5,721,300	5,868,000
Other loan (Note d)
- due 2010, interest - free	330,075	330,075
- due 2011, interest - free	330,075	330,075

	6,381,450	6,528,150
Less: current maturities	(6,051,375)	-

	330,075	6,528,150

	$6,381,450	$6,528,150

(a)	The weighted-average interest rate for short-term loans as of December 31, 2009 was 7.71% per annum.

(b)	As of December 31, 2009, the above bank loans were secured by the following :-

(i)	Buildings with carrying value of $2,928,301 (Note 15(a)); and
(ii)	Land use right with carrying value of $2,248,339 (Note 16).

(c)	The long-term bank loans as of December 31, 2009 and 2008 were at fixed rate of 8.28% per annum.

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

During the reporting periods, there was no covenant requirement under the facilities granted to the Company.

20.	Commitments and contingencies

(a)	Capital commitment

As of December 31, 2009, the Company had capital commitments amounting to $1,159,633 in respect of the acquisition of property, plant and equipment and an intangible asset which were contracted for but not provided in the consolidated financial statements.

20.	Commitments and contingencies (Cont’d)

(b)	Operating lease arrangement

As of December 31, 2009, the Company had no non-cancelable operating lease.

(c)	Contingencies

As of December 31, 2009, the Company had no contingencies.

21.	Statutory and other reserves

The statutory and other reserves comprise of the following :-

	As of December 31,
	2009	2008

Statutory surplus reserve	$3,743,028	$2,820,850

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

22.	Special distribution of earning and profits

On December 8, 2009, Zhonghe entered into an agreement with Hainan Zhonghe Group to acquire a building with carrying amount of $562,461 located in Special Economic Zone, at a total consideration of $651,254.  Special distribution of earning and profits represents the excess consideration of $88,793 paid for the acquired building by offsetting the amount due from the Hainan Zhonghe Group.

23.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income and other comprehensive income.  The Company contributed $57,168 and $55,241 for the year ended December 31, 2009 and 2008 respectively.

24.	Segment information

The Company is solely engaged in the manufacturing, marketing, sale and distribution of drugs.  Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 (Previously SFAS 131), “Segments Reporting”.

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

25.	Related party transactions

Apart from the transactions as disclosed in notes 13, 15, 16, 17 and 22 to the financial statements, the Company has entered into the following transactions with related parties:-

		Year ended December 31,
Related parties	Type of transaction	2009	2008

Hainan Heyi	Sales	$310,191	$725,856

Hainan Zhonghe Group	Interest income	$177,527	$48,604

26.	Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2009 and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

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
10.7
General Agent Agreement between Hainan Zhonghe Pharmaceutical Co. Ltd. and Beijing Yabaofangda Pharmaceutical Limited dated November 1, 2008 incorporated by reference to same exhibit number of our annual report on Form 10-K/A filed on July 30, 2009.

10.8 (2)	Employment Agreement between the Company and Yan Lin dated January 1, 2009
10.9 (2)	Employment Agreement between the Company and Xiaoqun Ye dated January 1, 2007
10.10
Assignment Contract by and between Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd. and Hainan Zhonghe Pharmaceutical Co., Ltd., dated as of March 23, 2009 incorporated by reference to exhibit 99.1 of our current report on Form 8-K/A filed on July 30, 2009.

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

Dated: March 30, 2010
By /s/ Xiaoqun Ye
	Name:	Xiaoqun Ye
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 30, 2010.

Signature	Title

/s/ Xueyun Cui	Director
Xueyun Cui

/s/Yan Lin	Chief Accounting Officer
Yan Lin