Form 10-Q
period 2010-03-31
Kun Run Biotechnology, Inc.
filed 2010-05-14
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☐	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-141384

Kun Run Biotechnology, Inc.
(Name of registrant in its charter)

Nevada	98-0517550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Free Trade Zone 168 Nanhai Avenue, Haikou City Hainan Province People’s Republic of China	570216
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-898-6680-2207

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

As of May 13, 2010, the Registrant had 25,000,000 shares of common stock outstanding.

Kun Run Biotechnology, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Statements of Income and Comprehensive Income	1
	Condensed Consolidated Balance Sheets	2-3
	Condensed Consolidated Statements of Cash Flows	4-5
	Condensed Consolidated Statements of Change in Equity	6
	Notes to Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II -	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kun Run Biotechnology, Inc.

Condensed Consolidated Financial Statements
For the three months ended
March 31, 2010 and 2009
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Condensed Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2 - 3

Condensed Consolidated Statements of Cash Flows	4 - 5

Condensed Consolidated Statements of Change in Equity	6

Notes to Condensed Consolidated Financial Statements	7-16

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	(unaudited)
	2010	2009

Sales revenue	$2,701,137	$2,429,268
Cost of sales	894,674	745,693

Gross profit	1,806,463	1,683,575

Operating expenses
Administrative expenses	223,140	192,908
Research and development costs	203,111	59,884
Selling expenses	206,563	142,713

	632,814	395,505

Income from operations	1,173,649	1,288,070
Interest income	45,727	225
Other income	52,812	52,740
Government subsidy income	-	7,325
Finance costs	(122,853)	(122,122)

Income before income taxes and noncontrolling interest	1,149,335	1,226,238
Income taxes - Note 4	(193,942)	(194,946)

Net income before noncontrolling interest	955,393	1,031,292
Net income attributable to noncontrolling interest	(8,423)	(9,089)

Net income attributable to Kun Run
Biotechnology, Inc. common stockholders	$946,970	$1,022,203

Net income before noncontrolling interest	$955,393	$1,031,292
Other comprehensive income
Foreign currency translation adjustments	19	(23,970)

Comprehensive income	955,412	1,007,322
Comprehensive income attributable to
noncontrolling interest	(8,423)	(8,865)

Comprehensive income attributable to Kun Run Biotechnology, Inc.
common stockholders	$946,989	$998,457

Earnings per share attributable to
Kun Run Biotechnology, Inc. common
stockholders: basic and diluted	$0.04	$0.04

Weighted average number of shares
outstanding: basic and diluted	25,000,000	25,000,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$539,128	$810,809
Trade receivables, net	4,562,679	4,284,515
Bills receivable	-	360,360
Other receivables, prepayments and deposits - Note 5	2,569,023	2,338,971
Inventories - Note 6	2,116,510	2,248,420
Amounts due from related companies - Note 7	2,878,760	4,656,801

Total current assets	12,666,100	14,699,876
Intangible assets	80,685	86,551
Property, plant and equipment, net - Note 8	10,073,295	10,098,529
Land use rights - Note 9	3,687,515	3,704,660
Deposit for acquisition of property, plant and equipment	397,306	418,594
Deposit paid to a related company for acquisition of
an intangible asset - Note 10	7,921,800	7,921,800

TOTAL ASSETS	$34,826,701	$36,930,010

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$546,998	$452,139
Other payables and accrued expenses	3,934,202	3,961,125
Dividend payable to Zhonghe’s former/existing
noncontrolling stockholders	7,209	7,209
Income tax payable	683,092	815,435
Secured borrowings - Note 11	3,054,523	6,051,375

Total current liabilities	8,226,024	11,287,283
Deferred taxes	19,753	17,215
Secured borrowings - Note 11	330,075	330,075

TOTAL LIABILITIES	8,575,852	11,634,573

COMMITMENTS AND CONTINGENCIES - Note 12

STOCKHOLDERS’ EQUITY
Preferred stock : par value of $0.001 per share, authorized
10,000,000 shares in 2010 and 2009, none issued and
outstanding	-	-
Common stock : par value $0.001 per share
Authorized 100,000,000 shares in 2010 and 2009;
issued and outstanding 25,000,000 shares in 2010
and 2009	25,000	25,000
Additional paid-in capital	8,903,965	8,903,965
Statutory and other reserves	3,743,028	3,743,028
Accumulated other comprehensive income	1,607,537	1,607,518
Retained earnings	11,736,050	10,789,080

TOTAL KUN RUN BIOTECHNOLOGY, INC.
STOCKHOLDERS’ EQUITY	26,015,580	25,068,591

NONCONTROLLING INTEREST	235,269	226,846

TOTAL EQUITY	26,250,849	25,295,437

TOTAL LIABILITIES AND EQUITY	$34,826,701	$36,930,010

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2010	2009
Cash flows from operating activities
Net income before noncontrolling interest	$955,393	$1,031,292
Adjustments to reconcile net income before noncontrolling interest to net cash provided by operating activites:
Depreciation	234,759	162,634
Amortization of intangible assets and land use rights	23,011	23,537
Deferred taxes	2,538	(2,587)
Loss on disposal of property, plant and equipment	871	183
Increase in provision for doubtful debts	89,291	77,622
Changes in operating assets and liabilities :-
Trade receivables	(367,455)	19,744
Bills receivables	360,360	117,200
Other receivables, prepayments and deposits	(230,052)	(70,531)
Amounts due from related companies	79,218	(92,163)
Inventories	131,910	(258,675)
Trade payables	94,860	68,248
Other payables and accrued expenses	(26,923)	665,790
Income tax payable	(132,343)	197,533

Net cash flows provided by operating activities	1,215,438	1,939,827

Cash flows from investing activities
Payments to acquire and deposit for acquisition of
property, plant and equipment	(189,382)	(27,156)
Proceeds from sale of property, plant and equipment	273	1,584,913
Amount due from a director	-	(3,628)
Amounts due from related companies	1,698,883	(3,446,055)

Net cash flows provided by (used in) investing activities	$1,509,774	$(1,891,926)

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended 31 March,
	(Unaudited)
	2010	2009
Cash flows from financing activities
Repayment of secured borrowings	$(2,996,852)	$(146,500)

Net cash flows used in financing activities	(2,996,852)	(146,500)

Effect of foreign currency translation on cash and cash equivalents	(41)	(573)

Net decrease in cash and cash equivalents	(271,681)	(99,172)

Cash and cash equivalents - beginning of period	810,809	433,599

Cash and cash equivalents - end of period	$539,128	$334,427

Supplemental disclosures for cash flow information
Cash paid for :-
Interest and bill discounting charges	$122,130	$121,520
Income taxes	$323,747	$-

Non-cash investing and financing activities
Deposit for acquisition of intangible asset settled by offsetting
amounts due from related companies	$-	$7,032,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Change in Equity
(Unaudited)
(Stated in US Dollars)

	Kun Run Biotechnology, Inc. stockholders
					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	capital	reserves	income	earnings	interest	Total

Balance, December 31, 2009	25,000,000	$25,000	$8,903,965	$3,743,028	$1,607,518	$10,789,080	$226,846	$25,295,437
Net income	-	-	-	-	-	946,970	8,423	955,393
Foreign currency translation adjustments	-	-	-	-	19	-	-	19

Balance, March 31, 2010	25,000,000	$25,000	$8,903,965	$3,743,028	$1,607,537	$11,736,050	$235,269	$26,250,849

See the accompanying notes to condensed consolidated financial statements.

1.	Corporate information

The Company was incorporated in the State of Nevada on March 10, 2006.  The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

The Company is principally engaged in manufacture, marketing, sale and distribution of drugs and its products could be used to treat immunity dysfunction and hyperfunction.

Currently the Company has two subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Kun Run Biotechnology Limited	Hong Kong / May 6, 2006	100%	Ordinary shares: Authorized and fully paid up: 10,000 shares of HK$1 each	Investment holding

Hanian Zhonghe Pharmaceutical Co, Ltd. (“Zhonghe”)	The PRC / April 17, 1995	99.12%	Registered and fully paid up capital of RMB60,000,000	Manufacture, marketing, sale and distribution of drugs

2.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of March 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Beijing Ya Bao Fang Da Pharmaceutical Ltd.	$214,427	$271,607
ChengDu KangYiTong Medial Co., Ltd.	298,415	-
JiangXi JinSheng Medical Co., Ltd.	323,618	54,218
HeNan WanLong Medical Co., Ltd.	369,383	-

	$1,205,843	$325,825

3.	Summary of significant accounting policies (Cont’d)

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

	As of March 31, 2010		As of December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(Unaudited)		(Audited)

Secured borrowings	$3,384,598	$3,366,482	$6,381,450	$6,362,757

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

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

5.	Other receivables, prepayments and deposits

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Other deposits paid	$1,114	$5,486
Other prepayments	576,656	596,198
Other receivables	326,776	302,272
Trade deposits paid to suppliers	1,664,477	1,435,015

	$2,569,023	$2,338,971

6.	Inventories

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$391,026	$471,577
Work-in-progress	935,064	1,302,181
Finished goods	790,420	474,662

	$2,116,510	$2,248,420

7.	Amounts due from related companies

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Amounts due from related parties :-
Hainan Zhonghe Group Co., Ltd. (“Hainan Zhonghe
Group”) - Note 7(b)	$2,540,409	$4,239,232
Hainan Heyi Pharmaceutical Co., Ltd. (“Hainan Heyi”)
- Note 7(c)	338,351	417,569

	$2,878,760	$4,656,801

Notes :-

(a)
Mr. Xueyun Cui (“Mr. Cui”), the Company’s Chairman, sole director and the beneficial owner of approximately 90.09% of the Company’s outstanding common stock, is the ultimate controlling party of Hainan Zhonghe Group and Hainan Heyi.

(b)	The amounts are interest bearing at a benchmark rate in the PRC per annum, unsecured and repayable on demand.

(c)	The amounts are interest free, unsecured and repayable on demand.

8	Property, plant and equipment

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Buildings	$6,857,965	$6,825,521
Plant and machinery	5,725,610	5,439,929
Furniture, fixtures and equipment	291,240	290,140
Leasehold improvements	118,645	118,645
Motor vehicles	695,723	714,281

	13,689,183	13,388,516
Accumulated depreciation	(3,892,402)	(3,675,288)
Construction in progress	276,514	385,301

Net	$10,073,295	$10,098,529

As of March 31, 2010, buildings with carrying value of $2,886,336 acquired from the former shareholder of Zhonghe on December 31, 2007, have been pledged for a bank loan granted to Zhonghe (Note 11a(i)).  Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid.  Pursuant to two separate trust agreements, both parties agreed that the former shareholder of Zhonghe will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.  The related bank loan was fully settled in April, 2010 and the transfer of legal title to Zhonghe is in progress.

9.	Land use rights

The carrying amount of land use rights as of March 31, 2010 represents two separate land use rights acquired from Hainan Zhonghe Group on September 29, 2007 and December 31, 2007 respectively.  The land use right with carrying value of $2,237,978 as of March 31, 2010 was pledged to the bank for the loans granted to Zhonghe (Note 11a (ii)).  The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe are fully settled.  Pursuant to a trust agreement, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.  The related bank loan was fully settled in April, 2010 and the transfer of legal title to Zhonghe is in progress.

10.	Deposit paid to a related company for acquisition of an intangible asset

On March 23, 2009, Zhonghe entered into an agreement with Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd (“Zhonghe Peptide”), a related company under the common control of Mr. Cui, to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB60 million. As of September 30, 2009, RMB54 million (equivalent to $7.92 million) was paid to Zhonghe Peptide as a deposit, which was settled by offsetting the amount due from Zhonghe Peptide of $7.59 million and by cash of $0.33 million. The transaction is expected to be completed in June 2010.

11.	Secured borrowings

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Short-term loan
Bank loan and other loan
Long-term loans - current portion	$3,054,523	$6,051,375

Long-term loans
Bank loan (Note a)
- due 2010, interest rate at 8.28% per annum	2,724,448	5,721,300
Other loans (Note b)
- due 2010, interest free	330,075	330,075
- due 2011, interest free	330,075	330,075

	3,384,598	6,381,450
Less: current maturities	(3,054,523)	(6,051,375)

	330,075	330,075

	$3,384,598	$6,381,450

(a)	The above bank loans were secured by the following :-

(i)	Buildings with carrying value of $2,886,336 (Note 8); and

(ii)	Land use rights with carrying value of $2,237,978 (Note 9).

11.	Secured borrowings (Cont’d)

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

During the reporting periods, there was no covenant requirement under the facilities granted to the Company.

12.	Commitments and contingencies

(a)	Capital commitment

As of March 31, 2010, the Company had capital commitments amounting to $1,144,816 in respect of the acquisition of property, plant and equipment and intangible asset which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of March 31, 2010, the Company had no non-cancellable operating lease.

(c)	Contingencies

As of March 31, 2010, the Company had no contingencies.

13.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income. The Company contributed $24,190 and $16,863 for the three months ended March 31, 2010 and 2009 respectively.

14.	Segment information

The Company is solely engaged in the manufacture, marketing, sale and distribution of drugs.  Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segments Reporting” (previously SFAS 131).

15.	Related party transactions

Apart from the transactions as disclosed in notes 7, 8, 9, 10 and 11 to the financial statements, the Company has entered into the following transaction with related parties which are subject to the common control of the Company’s management :-

		Three months ended March 31, (Unaudited)
Related parties	Type of transaction	2010	2009

Hainan Heyi	Sales	$-	$247,585

Hainan Zhonghe Group	Interest income	$45,262	$-

16.	Subsequent events

The Company has evaluated its activities subsequent to March 31, 2010 and has concluded that, except for the transaction described below, no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

On April 30, 2010, the Company completed a private placement of 5,228,758 Series A Preferred Stock and warrants to purchase up to 1,568,627 shares of Series A Preferred Stock at an exercise price of $1.53 per share for a gross proceed of $8,000,000. The warrants may be exercised if the Company fails to achieve certain net income thresholds for the fiscal year 2010. When exercisable, the warrants my be exercised on a cash or cashless basis.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of March 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

	As of March 31, 2010		As of December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(Unaudited)		(Audited)

Secured borrowings	$3,384,598	$3,366,482	$6,381,450	$6,362,757

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Results of Operations

Three months ended March 31, 2010 and 2009

The information set forth below has been derived from our financial statements for the three months ended March 31, 2010 and three months ended March 31, 2009.

	Three months ended March 31,
	(unaudited)
	2010		2009		Changes %
		as of total revenue %		as of total revenue %
Sales revenue	$2,701,137	100%	$2,429,268	100%	11%
Cost of sales	894,674	33%	745,693	31%	20%

Gross profit	$1,806,463	67%	$1,683,575	69%	7%

Sales Revenue

Revenues for the three months ended March 31, 2010 were $2.7 million, an increase of $0.3 million or 11% over revenues for the same period of 2009. This increase was mainly attributable to the increase in sales of our ‘Other products’. Revenues by product categories were as follows:

	Three months ended March 31, (unaudited)
	2010		2009
Product	as of total sales %		as of total sales %		% Changes
TP-5 Products
TP-5 for injection (1mg)	$395,270	15%	$328,764	14%	20%
TP-5 for injection (10mg)	241,064	9%	115,616	5%	109%
TP-5 pre-filled injection 1ml:1mg	97,298	4%	131,111	5%	-26%
TP-5 pre-filled injection 1ml:10mg	252,606	9%	441,616	18%	-43%
Sub-total ( TP-5 products)	986,238	37%	1,017,107	42%	-3%
Other products
Somatostatin for injection 3mg	149,642	6%	283,047	11%	-47%
Thymosin Alpha 1 for injection 1.6mg	1,120,600	41%	771,125	32%	45%
DDAVP Injection 1ml:4ug	354,909	13%	246,511	10%	44%
DDAVP Injection 1ml:15ug	68,460	3%	71,427	3%	-4%
Granisetron Hydrochloride Injection 3ml:3mg	14,918	0%	20,097	1%	-26%
Ozagrel Sodium for Injection 80mg/40mg	6,370	0%	19,729	1%	-68%
Others	-	-	225	0%	-
In Total	$2,701,137	100%	$2,429,268	100%	11%

For the three months ended March 31, 2010, the sales of our major products, TP-5, were approximately $1.0 million, accounting for 37% of total revenues, decreased approximately 3% from $1.02 million in the same period of 2009. This decrease was due to increased market competition which resulted in lower total TP-5 sales volumes and average selling price. Within the TP-5 product category, the revenue from TP-5 for injection increased $0.2 million, representing a 43% increase from the same period of 2009.

The Company’s ‘Other products’ accounted for 63% of total revenues for the three month period ended March 31, 2010, contributing $1.7 million of sales, representing an increase of 21% from the same period of 2009.

Thymosin Alpha 1 injection (1.6mg) continued as our best selling product, contributing $1.12 million in revenue (41% of total sales) for the three months ended March 31, 2010, representing a 45% increase from the same period of 2009. The Company continued to benefit from the fact that there were few competitors in this drug category.

Desmopressin acetate injection (DDAVP) generated $423,369, or 16% of total sales for the three months ended March 31, 2010, an increase of 33% from $317,938 for the same period in 2009. Sales of Somatostatin for injection (3mg) contributed $149,642 in revenue, accounting for 6% of total sales for the three months  ended March 31, 2010. Greater market competition resulted in lower sales volumes and unit sales price of Somatostatin.

Cost of Sales and Gross Profit

Cost of revenues for the three months ended March 31, 2010 was $894,674, compared with $745,693 for the same period of 2009. The increase in cost of revenue was mainly due to the increase in revenue. As a percentage of revenue, the cost of goods sold increased from 31% for the three months ended March 31, 2009 to 33% for the three months ended March 31, 2010.

The gross margin for the three months ended March 31, 2010 was 67%, decreased from 69% for the same period of 2009. As a result of increased market competition, the average selling price for many of the Company’s products were lower.

	Three months ended March 31,
	(unaudited)
	2010		2009
		as of total revenue %		as of total revenue %	Changes %
Operating expenses:
Administrative expenses	$223,140	8%	$192,908	8%	16%
Research and development costs	203,111	7%	59,884	2%	239%
Selling expenses	206,563	8%	142,713	6%	45%

	632,814	23%	395,505	16%	60%

Income from operations	$1,173,649	43%	$1,288,070	53%	-9%

Administrative Expenses

Administrative expenses primarily consisted of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets and urban real estate tax. Administrative expenses for the three months ended March 31, 2010 and 2009 were $223,140 (8% of total sales) and $192,908 (8% of total sales), respectively. The slight increase in administrative expenses was primarily attributable to an increase in consultancy fees related to the Company’s Sarbanes-Oxley compliance.

Research and Development Costs

Research and development costs consisted primarily of expenses incurred in clinical trial, drug registration and usage of trial specimens for our new products. R&D expenses for the three months ended March 31, 2010 were $203,111 (7% of total sales), compared to $59,884 (2% of total sales) for the same period of 2009. The spike in R&D costs is directly related to launch preparation expenses for 4 products in the Company’s pipeline that are expected to commence production in 2010.

Selling Expenses

Selling expenses, including distribution expenses, were $206,563, or 8% of total sales, for the three months ended March 31, 2010 compared to $142,713, or 6% of total sales in the same period of 2009. An increased number of customer meetings resulted in higher travel and other related costs.

Income from Operations

Income from operations was $1.17 million for the three months ended March 31, 2010, a decrease of 9% from $1.29 million for the same period in 2009.  The decrease was attributable to a combination of lower gross profit percentage and increased costs and expenses as described above (increase of selling fees, consultancy fees, and development fees).

	2010		2009
		as of total revenue %		as of total revenue %	Changes %

Interest income	$45,727	2%	$225	0%	20,223%
Other income	52,812	2%	52,740	2%	0%
Government subsidy income	-	-	7,325	0%	-100%
Finance costs	(122,853)	-5%	(122,122)	-5%	1%

Income before income taxes	1,149,335	43%	1,226,238	50%	-6%
Income taxes	(193,942)	-7%	(194,946)	-8%	-1%

Net income before noncontrolling interest	955,393	35%	1,031,292	42%	-7%
Net income attributable to noncontrolling interest	(8,423)	0%	(9,089)	0%	-7%

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	$946,970	35%	$1,022,203	42%	-7%

Net income before noncontrolling interest	955,393	35%	1,031,292	42%	-7%
Other comprehensive income:
Foreign currency translation adjustments	19	0%	(23,970)	-1%	100%

Comprehensive income	955,412	35%	1,007,322	41%	-5%
Noncontrolling interests	(8,423)	0%	(8,865)	0%	-5%

Total comprehensive income	$946,989	35%	$998,457	41%	-5%

Earnings per share : Basic and diluted	$0.04		$0.04

Weighted average number of shares outstanding :
Basic and diluted	25,000,000		25,000,000

Other Income

For the three months ended March 31, 2010, other income was $52,812, representing three-month’s rental income paid by Sinopep Pharmaceutical Inc.

Finance Costs

	Three months ended March 31,
	(unaudited)
	2010	2009	Changes %
Bank charges	723	602	20%
Discounting charges	8,117	2,576	215%
Interest expenses	114,013	118,944	-4%

	$122,853	$122,122	1%

Discounting Charges

Discounting charges represented bank charges/penalties on discounted bills transferred to banks to require cash before the maturity date.

Interest Expense

For the three months ended March 31, 2010, we incurred interest expenses of $114,013, as compared to $118,944 for the same period in 2009. The interest expenses were related primarily to secured borrowings.

Net Income

Net income decreased by 7% to $946,970 for the three months ended March 31, 2010 from $1,022,203 for the same period of 2009, due to lower gross profit percentage and increased costs and expenses as described above.

Earnings per share

Earnings per share for the three months ended March 31, 2010 was $0.04 per share for both basic and diluted shares, as compared with $0.04 per share for both basic and diluted shares for the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash

As of March 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $539,128, representing a decrease of $271,681, or 34%, as compared with our cash balance of $810,809 as of March 31, 2009. The Company’s cash and cash equivalents consist of cash on hand and deposits with commercial banks. We believe our cash and cash equivalents are highly liquid and do not anticipate any losses with respect to such cash balances.

The following table provides detailed information about our net cash flow for the periods presented in this report:

(All amounts in thousands of U.S. dollars)

Cash Flow	Three Months Ended March 31, (Unaudited)
	2010	2009
Net cash provided by operating activities	$1,215	$1,940
Net cash used in investing activities	1,510	(1,892)
Net cash used in financing activities	(2,997)	(147)
Net cash flow	$(272)	$(99)

Operating Activities

Net cash provided by operating activities was approximately $1.22 million for the three months ended March 31, 2010, a decrease of $724,389 from the net cash provided by operating activities of $1.94 million for the same period in 2009. The decrease in cash flows was primarily attributable to a large increase to advance payments as well as higher operating expenses for the three months ended March 31, 2010.

Investing Activities

Net cash flow from investing activities for the three months ended March 31, 2010 was $1.51 million, compared to net cash used in investing activities of $1.89 million for the same period of 2009. The increase in net cash flow was mainly due to a repayment of amounts due from related companies.

Financing Activities

Net cash used in financing activities for the three month ended March 31, 2010 was $3.0 million, reflecting repayment of bank loans during the period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Recently issued accounting pronouncements (Cont’d)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

Recently issued accounting pronouncements (Cont’d)

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Current Reports on Form 8-K’s filed with the Securities and Exchange Commission on April 22 and May 6, 2010, are hereby incorporated by reference in their entireties.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1	Certificate of Designation dated April 26, 2010 incorporated by reference to the same exhibit number to Form 8-K filed with the SEC on May 6, 2010.

10.1
Securities Purchase Agreement dated April 17, 2010 by and among the Company and certain purchasers incorporated by reference to the same exhibit number to Form 8-K filed with the SEC on April 22, 2010.

10.2
Investor Rights Agreement dated April 28, 2010 by and among the Company, certain purchasers and key stockholders incorporated by reference to exhibit 10.1 to Form 8-K filed with the SEC on May 6, 2010.

10.3	Voting Agreement dated April 28, 2010 by and among the Company, certain purchasers and key stockholders incorporated by reference to exhibit 10.2 to Form 8-K filed with the SEC on May 6, 2010.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kun Run Biotechnology, Inc.

Date: May 14, 2010	By:	/s/ Xiaoqun Ye
Xiaoqun Ye, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Yan Lin
Yan Lin, Chief Accounting Officer
(Principal Financial Officer)