Form 10-Q
period 2010-06-30
Kun Run Biotechnology, Inc.
filed 2010-08-19
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010
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

As of August 13, 2010, the Registrant had 25,000,000 shares of common stock outstanding.

Kun Run Biotechnology, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Statements of Income and Comprehensive Income	1-2
	Condensed Consolidated Balance Sheets	3-4
	Condensed Consolidated Statements of Cash Flows	5-6
	Condensed Consolidated Statements of Change in Equity	7
	Notes to Financial Statements	8-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II -	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kun Run Biotechnology, Inc.

Condensed Consolidated Financial Statements
For the three and six months ended
June 30, 2010 and 2009
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Condensed Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1 - 2

Condensed Consolidated Balance Sheets	3 - 4

Condensed Consolidated Statements of Cash Flows	5 - 6

Condensed Consolidated Statements of Change in Equity	7

Notes to Condensed Consolidated Financial Statements	8 - 20

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June, 2010 and 2009
(Unaudited)
(Stated in US Dollars)
	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Sales revenue	$3,371,170	$3,661,398	$6,072,307	$6,090,666
Cost of sales	1,053,453	1,019,830	1,948,127	1,765,523

Gross profit	2,317,717	2,641,568	4,124,180	4,325,143

Operating expenses
Administrative expenses	300,323	199,517	523,463	392,425
Research and development costs	185,499	39,428	388,610	99,312
Selling expenses	194,851	74,830	401,414	217,543

	680,673	313,775	1,313,487	709,280

Income from operations	1,637,044	2,327,793	2,810,693	3,615,863
Interest income	18,039	66,735	63,766	66,960
Other income	191,058	146,504	243,870	199,244
Government subsidy income	86,680	-	86,680	7,325
Change in fair value of warrant liabilities - Note 12	20,443	-	20,443	-
Finance costs	(23,665)	(135,696)	(146,518)	(257,818)

Income before income taxes and noncontrolling interest	1,929,599	2,405,336	3,078,934	3,631,574
Income taxes - Note 4	(254,865)	(354,062)	(448,807)	(549,008)

Net income before noncontrolling interest	1,674,734	2,051,274	2,630,127	3,082,566
Net income attributable to noncontrolling interest	(14,710)	(18,116)	(23,133)	(27,205)

Net income attributable to Kun Run
Biotechnology, Inc. common stockholders	$1,660,024	$2,033,158	$2,606,994	$3,055,361

Net income before noncontrolling interest	$1,674,734	$2,051,274	$2,630,127	$3,082,566
Other comprehensive income (loss)
Foreign currency translation adjustments	151,115	(1,131)	151,134	(25,101)

Comprehensive income	1,825,849	2,050,143	2,781,261	3,057,465
Comprehensive income attributable to noncontrolling interest	(15,710)	(18,103)	(24,133)	(26,968)

Comprehensive income attributable to Kun
Run Biotechnology, Inc. common stockholders	$1,810,139	$2,032,040	$2,757,128	$3,030,497

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)
For the three and six months ended June, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Earnings per share attributable to Kun Run
Biotechnology, Inc. common stockholders:
- Note 15
basic	$0.06	$0.08	$0.10	$0.12
diluted	$0.06	N/A	$0.10	N/A

Weighted average number of shares outstanding: basic	28,677,368	25,000,000	26,848,843	25,000,000
diluted	29,238,616	N/A	27,131,017	N/A

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,379,222	$810,809
Trade receivables, net	4,258,427	4,284,515
Bills receivable	162,030	360,360
Other receivables, prepayments and deposits - Note 5	3,444,060	2,338,971
Inventories - Note 6	2,718,305	2,248,420
Amounts due from related companies - Note 7	198,233	4,656,801

Total current assets	18,160,277	14,699,876
Intangible assets	75,491	86,551
Property, plant and equipment, net - Note 8	10,056,291	10,098,529
Land use rights - Note 9	3,685,382	3,704,660
Deposit for acquisition of property, plant and equipment	664,592	418,594
Deposit paid to a related company for acquisition of an intangible asset - Note 10	9,844,059	7,921,800

TOTAL ASSETS	$42,486,092	$36,930,010

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$530,262	$452,139
Other payables and accrued expenses	5,640,336	3,961,125
Dividend payable to Zhonghe’s former/existing noncontrolling stockholders	7,238	7,209
Income tax payable	256,409	815,435
Secured borrowings - Note 11	662,850	6,051,375

Total current liabilities	7,097,095	11,287,283
Deferred taxes	22,382	17,215
Secured borrowings - Note 11	-	330,075
Warrant liabilities - Note 12	901,365	-

TOTAL LIABILITIES	8,020,842	11,634,573

COMMITMENTS AND CONTINGENCIES - Note 13

STOCKHOLDERS’ EQUITY
Series A preferred stock : par value of $0.001 per share, authorized 10,000,000 shares in 2010and 2009; issued and outstanding 5,228,758 shares in 2010 and none issued and outstanding in 2009 - Note 14	5,229	-
Common stock : par value of $0.001 per share, authorized 100,000,000 shares, issued and outstanding 25,000,000 shares in 2010 and 25,000,000 shares in 2009	25,000	25,000
Additional paid-in capital - Note 14	15,287,288	8,903,965
Statutory and other reserves	3,743,028	3,743,028
Accumulated other comprehensive income	1,757,652	1,607,518
Retained earnings	13,396,074	10,789,080

TOTAL KUN RUN BIOTECHNOLOGY, INC.
STOCKHOLDERS’ EQUITY	34,214,271	25,068,591

NONCONTROLLING INTEREST	250,979	226,846

TOTAL EQUITY	34,465,250	25,295,437

TOTAL LIABILITIES AND EQUITY	$42,486,092	$36,930,010

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities
Net income before noncontrolling interest	$2,630,127	$3,082,566
Adjustments to reconcile net income before noncontrolling interest to net cash provided by operating activities :-
Depreciation	479,282	349,782
Amortization of intangible assets and land use rights	45,657	47,091
Deferred taxes	5,076	15,252
Loss on disposal of property, plant and equipment	871	183
Recovery of doubtful debts	(48,955)	(16,106)
Change in fair value of warrant liabilities	(20,443)	-
Changes in operating assets and liabilities:
Trade receivables	92,389	(231,840)
Bills receivables	198,990	(311,132)
Other receivables, prepayments and deposits	(1,124,069)	(2,067,910)
Amounts due from related companies	417,569	83,244
Inventories	(458,812)	(739,379)
Trade payables	75,963	(574,072)
Other payables and accrued expenses	1,656,967	701,740
Income tax payable	(560,070)	306,822

Net cash flows provided by operating activities	3,390,542	646,241

Cash flows from investing activities
Payments to acquire and deposit for acquisition of property, plant and equipment	(640,517)	(81,585)
Proceeds from sale of property, plant and equipment	273	2,059,306
Deposit for acquisition of intangible asset	(1,882,161)	(322,520)
Amounts due from related parties	4,042,143	(5,244,274)

Net cash flows provided by (used in) investing activities	$1,519,738	$(3,589,073)

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2010	2009
Cash flows from financing activities
Amounts due to related parties	$-	$12,116
Proceeds on issuance of preferred stock, net	6,388,552	-
New bank loans	-	2,932,000
Repayment of bank loans	(5,721,300)	(146,500)
Proceeds on issuance of warrant	921,808	-

Net cash flows provided by financing activities	1,589,060	2,797,616

Effect of foreign currency translation on cash and cash equivalents	69,073	(256)

Net increase (decrease) in cash and cash equivalents	6,568,413	(145,472)

Cash and cash equivalents - beginning of period	810,809	433,599

Cash and cash equivalents - end of period	$7,379,222	$288,127

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$129,025	$264,708
Income taxes	$1,003,801	$226,935
Non-cash investing and financing activities:
Deposit for acquisition of intangible asset settled by offsetting amounts due from related companies	$-	$7,589,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Change in Equity
(Unaudited)
(Stated in US Dollars)

	Kun Run Biotechnology, Inc. common stockholders
							Accumulated
					Additional	Statutory	other
	Common stock		Series A preferred stock		paid-in	and other	comprehensive	Retained	Noncontrolling
	No. of shares	Amount	No. of shares	Amount	capital	reserves	income	earnings	interest	Total

Balance, December 31, 2009	25,000,000	$25,000	-	$-	$8,903,965	$3,743,028	$1,607,518	$10,789,080	$226,846	$25,295,437
Net income	-	-	-	-	-	-	-	2,606,994	23,133	2,630,127
Foreign currency translation adjustments	-	-	-	-	-	-	150,134	-	1,000	151,134
Private placement - Note 14	-	-	5,228,758	5,229	6,383,323	-	-	-	-	6,388,552

Balance, June 30, 2010	25,000,000	$25,000	5,228,758	$5,229	$15,287,288	$3,743,028	$1,757,652	$13,396,074	$250,979	$34,465,250

See the accompanying notes to condensed consolidated financial statements.

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

As of June 30,2010, the Company has two subsidiaries:

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, customers representing 10% or more of the Company’s condensed consolidated sales are :-

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

HeNan WanLong Medical Co., Ltd.	$353,585	$-	$722,968	$-
JiangXi JinSheng Medical Co., Ltd.	269,602	$400,155	593,220	$454,410

	$623,187	$400,155	$1,316,188	$454,410

3.	Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The Company’s financial instruments carried at fair value include warrant liabilities only. The required disclosure is set out in Note 12.

Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :-

	As of June 30, 2010 (Unaudited)		As of December 31, 2009 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$662,850	$646,159	$6,381,450	$6,362,757

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effects.

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

4.	Income taxes (Cont’d)

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

5.	Other receivables, prepayments and deposits

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Other deposits paid	$1,118	$5,486
Other prepayments	579,015	596,198
Other receivables	490,752	302,272
Trade deposits paid to suppliers	2,373,175	1,435,015

	$3,444,060	$2,338,971

6.	Inventories

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$515,852	$471,577
Work-in-progress	1,206,379	1,302,181
Finished goods	996,074	474,662

	$2,718,305	$2,248,420

7.	Amounts due from related companies

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Amounts due from related parties :-
Hainan Zhonghe Group Co., Ltd. (“Hainan Zhonghe Group”) - Note 7(b)	$198,233	$4,239,232
Hainan Heyi Pharmaceutical Co., Ltd. (“Hainan Heyi”) - Note 7(c)	-	417,569

	$198,233	$4,656,801

Notes :-

(a)
Mr. Xueyun Cui (“Mr. Cui”), the Company’s Chairman, sole director and the beneficial owner of approximately 90.09% of the Company’s outstanding common stock, is the ultimate controlling party of Hainan Zhonghe Group and Hainan Heyi.

(b)	The amounts are interest bearing at a benchmark rate in the PRC per annum, unsecured and repayable on demand.

(c)	The amounts are interest free, unsecured and repayable on demand.

8.	Property, plant and equipment, net
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs :-
Buildings	$7,041,210	$6,825,521
Plant and machinery	5,857,367	5,439,929
Furniture, fixtures and equipment	299,210	290,140
Leasehold improvements	119,130	118,645
Motor vehicles	698,569	714,281

	14,015,486	13,388,516
Accumulated depreciation	(4,153,845)	(3,675,288)
Construction in progress	194,650	385,301

Net	$10,056,291	$10,098,529

As of June 30, 2010, buildings with carrying value of $2,856,004 acquired from the former shareholder of Zhonghe on December 31, 2007, have been pledged for a bank loan granted to Zhonghe (Note 11a(i)).  Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid in 2010.  Pursuant to two separate trust agreements, both parties agreed that the former shareholder of Zhonghe will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loan has been made by Zhonghe.  The related bank loan was fully settled in April, 2010 and the transfer of legal title to Zhonghe is in progress.

9.	Land use rights

The carrying amount of land use rights as of June 30, 2010 represents two separate land use rights acquired from Hainan Zhonghe Group on September 29, 2007 and December 31, 2007 respectively.  The land use right with carrying value of $2,236,728 as of June 30, 2010 was pledged to the bank for the loans granted to Zhonghe (Note 11a(ii)).  The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe are fully settled.  Pursuant to a trust agreement, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.  The related bank loan was fully settled in April, 2010 and the transfer of legal title to Zhonghe is in progress.

10.	Deposit paid to a related company for acquisition of an intangible asset

On March 23, 2009, Zhonghe entered into an agreement with Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd (“Zhonghe Peptide”), a related company under the common control of Mr. Cui, to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB60 million.  As of June 30, 2010, RMB60 million (equivalent to $8.84 million) was paid to Zhonghe Peptide as a deposit, which was settled by offsetting the amount due from Zhonghe Peptide of $7.59 million and by cash of $1.25 million. The transaction is expected to be completed in September 2010.

On April 19, 2010, Zhonghe entered into an agreement with Hainan Zhonghe Group, a related company under the common control of Mr. Cui, to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB3.6 million.  As of June 30, 2010, RMB3.6 million (equivalent to $0.53 million) was paid to Hainan Zhonghe Group as a deposit, which was settled by cash.  The transaction is expected to be completed in 2011.

On April 19, 2010, Zhonghe entered into an agreement with Zhonghe Peptide, a related company under the common control of Mr. Cui, to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB3.2 million.  As of June 30, 2010, RMB3.2 million (equivalent to $0.47 million) was paid to Zhonghe Peptide as a deposit, which was settled by cash.  The transaction is expected to be completed in 2011.

11.	Secured borrowings
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Short-term loans
Bank loan and other loan
Long-term loans - current portion	$662,850	$6,051,375

Long-term loans
Bank loan (Note a)
- due 2010, interest bearing at 8.28% per annum	-	5,721,300
Other loan (Note b)
- overdue, interest free (Note c)	331,425	-
- due 2010, interest free	-	330,075
- due 2011, interest free	331,425	330,075

	662,850	6,381,450
Less: current maturities	(662,850)	(6,051,375)

	-	330,075

	$662,850	$6,381,450

(a) The above bank loans were secured by the following :-

  (i)       Buildings with carrying value of $2,856,004 (Note 8); and

(ii)	Land use rights with carrying value of $2,236,728 (Note 9).

(b)
The other loans, which were granted to Zhonghe by the PRC local government authority, are interest-free and secured by the buildings disposed at considerations of $442,233 in 2008 to a third party. The other loans were not discounted to its present value as the effect of discounting is immaterial. The legal title of the pledged buildings has not been transferred to the third party as the related other loans granted to Zhonghe has not been settled until 2011. Pursuant to a trust agreement, both parties agreed that Zhonghe will continue to hold the legal title of the pledged buildings until the full settlement of related other loans has been made by Zhonghe.

(c)
The other loan amounted to RMB2,250,000 (equivalent to $331,425) was overdue as at June 30, 2010. According to the loan agreement dated December 31, 2006, a monthly surcharge of 0.6% will be levied on the overdue balance. The Company is in the course of negotiation with the PRC local government authority.

During the reporting periods, there was no covenant requirement under the facilities granted to the Company.

12.	Warrant liabilities

In accordance with ASC 815, the six-year warrants, which were issued in a private placement completed as of April 30, 2010 as stated in Note 14(a), to purchase up to 1,568,627 shares of Series A Preferred Stock are not considered indexed to the Company’s own equity and should be classified as derivative financial liability at fair value for each reporting period.  Accordingly, a part of the net proceed from the private placement amounting to $921,808 representing the fair value at initial recognition, was allocated to warrant liabilities.

The fair value of theses warrants was calculated using trinomial model.  The assumptions that were used to calculate fair value of the warrants as of June 30, 2010 are as follows:

- Expected volatility of 92.431%
- Expected dividend yield of 0%
- Risk-free interest rate of 2.065%
- Expected lives of 5.8 years
- Exercise price of $1.53 per share

As of June 30, 2010, the fair value of warrant liabilities was $901,365, and corresponding gain on change in fair value of warrant liabilities of $20,443 was recognized in the condensed consolidated statement of income and comprehensive income for the three and six months ended June 30, 2010.

Fair value accounting:      ASC 820 establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows :-

Level 1 -      Quoted prices in active markets for identical assets or liabilities.

Level 2 -      Observable inputs other than quoted prices in active markets for identical assets or liabilities.

Level 3 -      Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The warrant liabilities are determined by using Level 3 inputs. The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet during the period ending June 30, 2010 :-
Warrant
liabilities

Balance, January 1, 2010	$-
Purchase, issuances and settlements	921,808
Total gains (realized/unrealized)	(20,443)
Transfer in and/or out of Level 3	-

Balance, June 30, 2010	$901,365

13.	Commitments and contingencies

(a)	Capital commitment

As of June 30, 2010, the Company had capital commitments amounting to $267,355 in respect of the acquisition of property, plant and equipment and intangible asset which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of June 30, 2010, the Company had no non-cancellable operating lease.

(c)	Contingencies

As of June 30, 2010, the Company had no contingencies.

14.	Series A Preferred Stock and additional paid-in capital
			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2010	-	$-	$8,903,965
Private Placement - Note 14(a)	5,228,758	5,229	6,383,323

Balance, June 30, 2010	5,228,758	$5,229	$15,287,288

(a)
As of April 30, 2010, the Company completed a private placement of 5,228,758 Series A Preferred Stock and warrants to purchase up to 1,568,627 shares of Series A Preferred Stock at an exercise price of $1.53 per share for a gross proceed of $8,000,000 with related issuance expenses of $689,640.  The warrants may be exercised if the Company fails to achieve certain net income thresholds for the fiscal year 2010.  In accordance with ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as derivative financial liability at fair value for each reporting period. Part of the net proceeds amounting to $921,808, representing the fair value at initial recognition, was allocated to warrant liabilities with remaining balance of $6,388,552 recorded in the Company’s equity at initial recognition. The Series A Preferred Stockholder has to right to vote on an as converted basis together with holders of the Company's common stock as a as a single class, except that the Company shall not, without the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock outstanding at the time, separately as a class, (i) increase or decrease the authorized amount of the Common Stock or any class or series of preferred stock, (ii) authorize or designate any new class or series of stock or other securities convertible into equity securities of the Company ranking on a parity with or senior to the Series A Preferred Stock or increase the authorized or designated number of any such new class or series, (iii) amend, alter or repeal the provisions of the Series A Preferred Stock, (iv) consummate an acquisition or asset transfer (as such terms are defined in the Company's Series A Preferred Stock Certificate of Designation, (v) repurchase or redeem shares of the Company's Common Stock, (vi) amend or waive any provision of the Company's Articles of Incorporation or By-Laws so as to affect materially and adversely any right, preference, privilege or voting power of the Series A Preferred Stock, (vii) increase or decrease the authorized size of the Company's Board of Directors, (viii) pay or declare dividends on or make any distribution, or (ix) issue debt in excess of $250,000 (unless such issuance of debt has been approved by a majority of the Company's Board of Directors). Regarding dividend rights, Series A Preferred Stockholders shall receive dividends in preference to common stockholders,  and are entitled to a cash dividend of 6% per annum payable only when, as and if declared by the board of directors and is non-cumulative. The management considers it unlikely that the Series A Preferred Stockholders will have the put right pursuant to Section 4.15 of the Securities Purchase Agreement dated as of April 17, 2010 by and among the Company, each purchaser and the key stockholder and accordingly classified it as equity.

15.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Numerator:
Net income attributable to Kun Run Biotechnology, Inc. common stockholders	$1,660,024	$2,033,158	$2,606,994	$3,055,361
Less : Change in fair value of warrant liabilities	(20,443)	-	(20,443)	-

	$1,639,581	$2,033,158	$2,586,551	$3,055,361
Denominator:
Weighted average common shares used to compute basic EPS - Note a	28,677,368	25,000,000	26,848,843	25,000,000

Dilutive potential from assumed conversions of warrant	561,248	N/A	282,174	N/A

Weighted average common shares used to compute diluted EPS	29,238,616	N/A	27,131,017	N/A

Earnings per share - Basic	$0.06	$0.08	$0.10	$0.12

Earnings per share - Diluted	$0.06	N/A	$0.10	N/A

Note a : The weighted average common shares used to compute basic EPS include the outstanding Series A Preferred Stock as it has common stock feature (Note 14).

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $52,813 and $36,580 for the six months ended June 30, 2010 and 2009 respectively.

17.	Segment information

The Company is solely engaged in the manufacture, marketing, sale and distribution of drugs.  Since the nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under ASC 280 “Segments Reporting” (previously SFAS 131).

18.	Related party transactions

Apart from the transactions as disclosed in notes 7, 8, 9, and 10 to the financial statements, the Company has entered into the following transactions with its related parties which are subject to the common control of the Company’s management :-

Related parties	Type of transactions	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
		2010	2009	2010	2009

Hainan Heyi	Sales	$10,733	$58,583	$10,733	$306,168

Hainan Zhonghe Group	Interest income	$16,843	$66,511	$62,105	$66,511

19.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The Company’s financial instruments carried at fair value include warrant liabilities only. The required disclosure is set out in Note 12.

Except for secured borrowings disclosed as below, the carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates :-

	As of June 30, 2010 (Unaudited)		As of December 31, 2009 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$662,850	$646,159	$6,381,450	$6,362,757

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Results of Operations

Three months ended June 30, 2010 and 2009

The information set forth below has been derived from our financial statements for the three months ended June 30, 2010 and three months ended June 30, 2009.

	Three months ended June 30,
	(unaudited)
	2010		2009
		% as of total revenue		% as of total revenue	% Change
Sales revenue	$3,371,170	100%	$3,661,398	100%	-8%
Cost of sales	1,053,453	31%	1,019,830	28%	3%

Gross profit	$2,317,717	69%	$2,641,568	72%	-12%

Sales Revenue

Revenues for the three months ended June 30, 2010 were $3.37 million, representing a decrease of $290,228, or 8% over revenues for the same period of 2009. This decrease was mainly attributable to the decrease in sales of our products and services. Revenues by product categories were as follows:

	Three months ended June 30,
	(unaudited)
	2010		2009
		as of total		as of total	%
Product		sales %		sales %	Changes
TP-5 Products
TP-5 for injection (1mg)	$394,848	12%	$444,640	12%	-11%
TP-5 for injection (10mg)	197,832	6%	311,150	9%	-36%
TP-5 pre-filled injection 1ml:1mg	129,874	4%	346,502	9%	-63%
TP-5 pre-filled injection 1ml:10mg	424,603	12%	628,967	17%	-32%
Sub-total ( TP-5 products)	1,147,157	34%	1,731,259	47%	-34%
Other products
Somatostatin for injection 3mg	123,428	4%	144,488	4%	-15%
Thymosin Alpha 1 for injection 1.6mg	1,657,554	49%	1,380,153	38%	20%
DDAVP Injection 1ml:4ug	305,407	9%	307,499	8%	-1%
DDAVP Injection 1ml:15ug	97,800	3%	58,735	2%	67%
Granisetron Hydrochloride Injection 3ml:3mg	31,279	1%	30,894	1%	1%
Ozagrel Sodium for Injection 80mg/40mg	8,545	0%	7,017	0%	22%
Others	-	-	1,353	0%	-100%
In Total	$3,371,170	100%	$3,661,398	100%	-8%

For the three months ended June 30, 2010, the sales of our major products, TP-5 products, were $1.15 million, accounting for 34% of total sales, decreased by $584,102, or 34% from $1.73 million for the three months ended June 30, 2009. This decrease was due to increased market competition which resulted in lower total TP-5 sales volumes and average selling price.

Thymosin Alpha 1 for injection gradually became our best selling product because of  its superior curative effects and strong market acceptance, contributing $1,657,554 in revenue (49% of total sales) for the three months ended June 30, 2010, representing a 20% increase from the same period of 2009.

Meanwhile, DDAVP generated $403,207, or 12% of total sales for the three months ended June 30, 2010, representing an increase of 10% from $366,234 for the same period in 2009. The   increase was mainly due to the product’s acceptance due to its effective clinical performance. We believe the product will continue to generate more revenue in the near future. Sales of Somatostatin for injection (3mg) contributed $123,428 in revenue, accounting for 4% of total sales for the three months ended June 30, 2010. Greater market competition resulted in lower sales unit sales price of Somatostatin.

Cost of Sales and Gross Profit

Cost of goods sold was $1,053,453 for the three months ended June 30, 2010, as compared to $ 1,019,830 for the same period in 2009. Cost of goods sold was 31% of total revenue for the three months ended June 30, 2010, as compared to 28% of total revenue for the same period in 2009. The increase in cost of sales as a percentage of revenue was mainly due to the increased sales of lower profit margin products including Thymosin Alpha 1 for injection 1.6mg and DDAVP.

The gross margin for the three months ended June 30, 2010 was 69%,  representing a decrease  from 72% for the same period of 2009. As a result of increased market competition, the average selling price for many of the Company’s products were lower.

	Three months ended June 30,
	(unaudited)
	2010		2009
		as of total revenue %		as of total revenue %	% Changes
Operating expenses:
Administrative expenses	$300,323	9%	$199,517	5%	51%
Research and development costs	185,499	5%	39,428	1%	370%
Selling expenses	194,851	6%	74,830	2%	160%

	680,673	20%	313,775	8%	117%

Income from operations	$1,637,044	49%	$2,327,793	64%	-30%

Administrative Expenses

Administrative expenses primarily consist of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets, urban real estate taxes. Administrative expenses for the three months ended June 30, 2010 and 2009 were $300,323 (9% of total sales) and $199,517 (5% of total sales), respectively, representing an increase of $100,806. The increase in administrative expenses was primarily  attributable to an increase in consultancy fees related to the Company’s Sarbanes-Oxley compliance and other non operating expenses.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the three months ended June 30, 2010 were $185,499, or 5% of total sales,  representing an $146,071 increase from $39,428 for the same period of 2009. The increase of R&D cost is related to launching and preparation expenses for products in the Company’s pipeline.

Selling Expenses

Selling expenses, including distribution expenses, were $194,851, or 6% of total sales, for the three months ended June 30, 2010, as compared to $74,830, or 2% of the total sales for the same period in 2009, representing an increase of $120,021. The  increase in sales expenses  is mainly due to promotion for pipeline products which will be soon launched to the market and other non-operation expenses.

Income from Operations

Income from operations was $1.64 million for the three months ended June 30, 2010, representing a decrease of 30% from $2.33 million for the same period in 2009. The decrease was mainly due to the increase of the above described costs and expenses.

	Three months ended June 30,
	(unaudited)
	2010		2009
		as of total		as of total	%
		revenue %		revenue %	Changes
Income from operations	$1,637,044	49%	$2,327,793	64%	-30%

Interest income	18,039	0%	66,735	2%	-73%
Other income	191,058	6%	146,504	4%	30%
Government subsidy income	86,680	3%	-	0%	100%
Change in fair value of warrant liabilities	20,443	0%	-	0%	100%
Finance costs	(23,665)	-1%	(135,696)	-4%	-83%
Income before income taxes and noncontrolling interest	1,929,599	57%	2,405,336	66%	-20%
Income taxes	(254,865)	-8%	(354,062)	-10%	-28%

Net income before noncontrolling interest	1,674,734	49%	$2,051,274	56%	-18%

Net income attributable to noncontrolling interest	(14,710)	0%	(18,116)	0%	-19%

N Net income attributable to Kun Run Biotechnology, Inc. common stockholders	1,660,024	49%	2,033,158	56%	-18%
Earnings per share：Basic	$0.06		$0.08
Diluted	$0.06		N/A
Weighted average number of shares outstanding :
Basic	28,677,368		25,000,000
Diluted	29,238,616		N/A

Interest income

Interest income decreased by $48,696 to $18,039 for the three months ended June 30, 2010 from $66,735 for the same period of 2009. The  reduction was mainly due to that the amount due from Zhonghe  Group has been paid off, at a interest rate of 5.31% per annum.

Other Income

For the three months ended June 30, 2010, other income was $191,058,  as compared to $146,504 for the same period in 2009.   The Increase is mainly due to the reversal of accounts receivable for bad debts.

Change in fair value of warrant liabilities

For the three months ended June 30, 2010, change in fair value of warrant liabilities was $20,443,  as compared to $0.00 for the same period in 2009. As of April 30, 2010, the Company completed a private placement of Series A Preferred Stock and warrants. These warrants are classified as derivative financial liability with initial fair value $921,808. As of June 30, 2010, the fair value of warrant liabilities was $901,365, and corresponding gain on change in fair value of warrant liabilities is $20,443.

Finance Costs

	Three months ended June 30,
	(unaudited)
	2010	2009	% Changes
Bank charges	662	470	41%
Discounting charges	-	458	-100%
Interest expenses	15,049	142,647	-89%
Exchange (gain) loss	7,954	(7,879)	201%

	$23,665	$135,696	-83%

Discounting Charges

Discounting charges represented bank charges/penalties on withdrawal of cash on discounted bills before the maturity date.

Interest Expense

For the three months ended June 30, 2010, we incurred interest expenses of $15,049, as compared to $142,647 for the same period in 2009. Except $ 662,850 of the government interest-free loan, the Company has paid off  all existing loans before June 30, 2010. Thus the interest expense has decreased sharply.

Net Income

Net income decreased by 18% to $1.66 million for the three months ended June 30, 2010 from $2.03 million for the same period of 2009, due to increased costs and expenses as described above.

Earnings per share

Earnings per share for the three months ended June 30, 2010 was $0.06 per share for both basic and diluted shares, as compared with $0.08 per share for both basic and diluted shares for the same period of 2009.

Six months ended June 30, 2010 and 2009

The information set forth below has been derived from our financial statements for the six months ended June 30, 2010 and six months ended June 30, 2009.

	Six months ended June 30,
	(unaudited)
	2010		2009
		% as of total revenue		% as of total revenue	% Changes
Sales revenue	$6,072,307	100%	$6,090,666	100%	0%
Cost of sales	1,948,127	32%	1,765,523	29%	10%

Gross profit	$4,124,180	68%	$4,325,143	71%	-5%

Sales Revenue

Revenues for the six months ended June 30, 2010 were $6.07 million, as compared to $6.09 million for the same period in 2009. Revenues by product categories were as follows:
	Six months ended June 30, (unaudited)
	2010		2009
		as of total		as of total
Product		sales %		sales %	% Changes
TP-5 Products
TP-5 for injection (1mg)	$790,118	13%	$773,403	13%	2%
TP-5 for injection (10mg)	438,896	7%	426,766	7%	3%
TP-5 pre-filled injection 1ml:1mg	227,172	4%	477,614	8%	-52%
TP-5 pre-filled injection 1ml:10mg	677,209	11%	1,070,583	17%	-37%
Sub-total ( TP-5 products)	2,133,395	35%	2,748,366	45%	-22%
Other products
Somatostatin for injection 3mg	273,070	4%	427,535	7%	-36%
Thymosin Alpha 1 for injection 1.6mg	2,778,154	46%	2,151,277	35%	29%
DDAVP Injection 1ml:4ug	660,316	11%	554,010	9%	19%
DDAVP Injection 1ml:15ug	166,260	3%	130,163	2%	28%
Granisetron Hydrochloride Injection 3ml:3mg	46,197	1%	50,991	1%	-9%
Ozagrel Sodium for Injection 80mg/40mg	14,915	0%	26,745	1%	-44%
Others	-	-	1,579	0%	-100%
In Total	$6,072,307	100%	$6,090,666	100%	0%

For the six months ended June 30, 2010, the sales of our major products, TP-5 products, were $2.13 million, accounting for 35% of total sales, decreased by $614,971, or 22% from $2.75 million for the six months ended June 30, 2009. This decrease was due to increased market competition which resulted in lower total TP-5 sales volumes and average selling price. Within the TP-5 product category, specially the revenue from TP-5 for pre-filled injection decreased $0.6 million, representing a 42% decrease from the same period of 2009.

Thymosin Alpha 1 for injection was still our best selling product with increased brand recognition and market acceptance, contributing $2,778,154 in revenue (46% of total sales) for the six months ended June 30, 2010, representing a 29% increase from the same period of 2009. The Company continued to benefit from the fact that there were few competitors in this drug category.

Meanwhile, DDAVP generated $826,576, or 14% of total sales for the six months ended June 30, 2010, representing an increase of 21% from $684,173 for the same period in 2009. The increase was mainly due to   the product’s   gradually becoming more acceptable due to its effective clinical performance. We believe it will continue to generate more revenue in the near future.

Cost of Sales and Gross Profit

Cost of goods sold was $1,948,127 for the six months ended June 30, 2010, as compared to $1,765,523 for the same period in 2009. Cost of goods sold was 32% of total revenue for the six months ended June 30, 2010, as compared to 29% of total revenue for the same period in 2009. The increase in cost of sales as a percentage of revenue was mainly due to the increased sales of lower profit margin products including Thymosin Alpha 1 for injection 1.6mg and DDAVP.

Gross profit as a percentage of net revenue was 68% in the six months ended June 30, 2010, representing a decrease from 71% for the same period of 2009. As a result of increased market competition, the average selling price for many of the Company’s products were lower.

	Six months ended June 30,
	(unaudited)
	2010		2009
		as of total revenue %		as of total revenue %	% Change
Operating expenses:
Administrative expenses	$523,463	9%	$392,425	6%	33%
Research and development costs	388,610	6%	99,312	2%	291%
Selling expenses	401,414	7%	217,543	4%	85%

	1,313,487	22%	709,280	12%	85%

Income from operations	$2,810,693	46%	$3,615,863	59%	-22%

Administrative Expenses

Administrative expenses consist primarily of depreciation, salaries and other related costs for personnel in executive and other administrative functions. Other significant costs included amortization of intangible assets, urban real estate taxes. Administrative expenses for the six months ended June 30, 2010 and 2009 were $523,463, accounting for 9% of total sales, and $392,425, accounting for 6% of total sales, respectively.  The increase in administrative expenses was primarily attributable to an increase in consultancy fees related to the Company’s Sarbanes-Oxley compliance and other non operating expenses.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the six months ended June 30, 2010 were $388,610, or 6% of total sales, representing a  $289,298 increase from $99,312 for the same period of 2009. The spike in R&D costs is directly related to launching and preparation expenses for 4 products in the Company’s pipeline that are expected to commence production in 2010.

Selling Expenses

Selling expenses, including distribution expenses, were $401,414, or 7% of total sales, for the six months ended June 30, 2010 as compared to $217,543 for the six months ended June 30, 2009. This represents an increase of $183,871, or 85% from the same  period of 2009. An increased number of customer meetings resulted in higher travel and other related costs and non operating expenses.

Income from Operations

Income from operations was $2.81 million for the six months ended June 30, 2010, representing  a decrease of 22% from $3.62 million for the same period in 2009.

	Six months ended June 30,
	(unaudited)
	2010		2009
		as of total		as of total	%
		revenue %		revenue %	Changes

Income from operations	$2,810,693	46%	$3,615,863	59%	-22%
Interest income	63,766	1%	66,960	1%	-5%
Other income	243,870	4%	199,244	3%	22%
Government subsidy income	86,680	1%	7,325	0%	1083%
Change in fair value of warrant liabilities	20,443	0%	-	-	100%
Finance costs	(146,518)	-2%	(257,818)	-4%	-43%
Income before income taxes and noncontrolling interest	3,078,934	50%	3,631,574	59%	-15%
Income taxes	(448,807)	-7%	(549,008)	-9%	-18%

Net income before noncontrolling interest	2,630,127	43%	$3,082,566	50%	-15%

Net income attributable to noncontrolling interest	(23,133)	0%	(27,205)	0%	-15%

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	2,606,994	43%	3,055,361	50%	-15%
Earnings per share：Basic	$0.10		$0.12
Diluted	$0.10		N/A
Weighted average number of shares outstanding :
Basic	26,848,843		25,000,000
Diluted	27,131,017		N/A

Interest income

Interest income decreased by $3,194 to $63,766 for the six months ended June 30, 2010 from $66,960 for the same period of 2009. The interest income was mainly accrued from the amount due from Zhonghe Group, at an interest rate of 5.31% per annum.

Other Income

For the six months ended June 30, 2010, other income was $243,870,  as compared to $199,244 for the same period in 2009. The increase is mainly due to the reversal of accounts receivable for bad debts.

Finance Costs

	Six months ended June 30,
	(unaudited)
	2010	2009	Changes %
Bank charges	1,385	1,073	29%
Discounting charges	8,117	3,034	168%
Interest expenses	129,062	261,590	-51%
Exchange (gain) loss	7,954	(7,879)	201%

	$146,518	$257,818	-43%

Discounting charges

Discounting charges represent bank charges/penalties on early withdrawals of cash on discounted bills.

Interest Expense

For the six months ended June 30, 2010, we incurred interest expenses of $129,062, as compared to $261,590 for the same period in 2009. The interest expenses were related primarily to the secured borrowings which balance decreased approximately $8.64 million as of June 30, 2010 , as compared to that of June 30, 2009.  By the end  of June 30, 2010, the Company has paid off all existing loans, with the exception of $662,850, the government interest-free loan.

Income taxes

Income taxes decreased by $100,201 to $448,807 for the six months ended June 30, 2010 from $549,008 for the same period of 2009. The main reason was the decrease of operating profit.

Net Income

Net income decreased by 15% to $2.61 million for the six months ended June 30, 2010 from $3.06 million for the same period of 2009, due to increased costs and expenses described above.

Earnings per share

Earnings per share for the six months ended June 30, 2010 was $0.10 per share for both basic and diluted shares, as compared with $0.12 per share for both basic and diluted shares for the same period of 2009.

Liquidity and Capital Resources

Cash

As of June 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $7,379,222, representing an increase of $7,091,095, or 2461%, as compared with our cash balance of $288,127 as of June 30, 2009, since the Company completed a private placement with net proceeds of $7.3 million in April 2010. The Company’s cash and cash equivalents consist of cash on hand and deposits with commercial banks. We believe our cash and cash equivalents are highly liquid and do not anticipate any losses with respect to such cash balances.

The following table provides detailed information about our net cash flow for the periods presented in this report:

Cash Flow	Six Months Ended June 30, (Unaudited)
	2010	2009
Net cash provided by operating activities	$3,390,542	$646,241
Net cash provided by (used in) used in investing activities	1,519,738	(3,589,073)
Net cash provided by financing activities	1,589,060	2,797,616
Effect of foreign currency translation on cash and cash equivalents	69,073	(256)

Net cash flow	$6,568,413	$(145,472)

Operating Activities

Net cash provided by operating activities was $3.39 million for the six months ended June 30, 2010, an increase of $2.74 million from the net cash provided by operating activities of $646,241 for the same period in 2009. The increased cash flow was primarily attributable to the decrease of  both account  receivables and account payables.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $1.52 million, an increase of $5.11 million from net cash used in investing activities of $3.59 million for the same period of 2009. The increase in net cash used in investing activities was mainly due to the  pay-off of the amount due from Zhonghe  Group.

Financing Activities

Net cash provided in financing activities for the six months ended June 30, 2010 was $1.59 million, as compared to $2.80 million provided in financing activities in the same period of 2009. Since the Company completed a private placement with net proceeds of $7.3 million,   we also paid off $5.7 million existing loans and did not borrow  any new loan   during the period of January 1 to June 30 , 2010.

As a result of the total cash activities, we believe our working capital will be sufficient to sustain our operations and current anticipated expansion level.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effects.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kun Run Biotechnology, Inc.

Date: August 19, 2010	By:	/s/ Xiaoqun Ye
Xiaoqun Ye, Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2010	By:	/s/ Yan Lin
Yan Lin, Chief Accounting Officer
(Principal Financial Officer)