Form 10-Q
period 2010-09-30
Kun Run Biotechnology, Inc.
filed 2010-11-19
CIK 1393526

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)
☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

As of November 19, 2010, the Registrant had 25,000,000 shares of common stock outstanding.

Kun Run Biotechnology, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Statements of Income and Comprehensive Income	1 - 2
	Condensed Consolidated Balance Sheets	3 - 4
	Condensed Consolidated Statements of Cash Flows	5 - 6
	Condensed Consolidated Statements of Change in Equity	7
	Notes to Financial Statements	8 - 21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22 - 36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II -	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	(Removed and Reserved)	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Kun Run Biotechnology, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended
September 30, 2010 and 2009
(Stated in US dollars)

Kun Run Biotechnology, Inc.
Condensed Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	1 - 2

Condensed Consolidated Balance Sheets	3 - 4

Condensed Consolidated Statements of Cash Flows	5 - 6

Condensed Consolidated Statements of Change in Equity	7

Notes to Condensed Consolidated Financial Statements	8 - 21

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		Sepember 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Sales revenue	$2,497,565	$4,048,877	$8,569,872	$10,139,543
Cost of sales	884,251	1,211,070	2,832,378	2,976,593

Gross profit	1,613,314	2,837,807	5,737,494	7,162,950

Operating expenses
Administrative expenses	342,046	285,889	865,509	678,314
Research and development costs	239,449	90,335	628,059	189,647
Selling expenses	457,817	69,882	859,231	287,425

	1,039,312	446,106	2,352,799	1,155,386

Income from operations	574,002	2,391,701	3,384,695	6,007,564
Interest income	25,825	49,466	89,591	116,426
Other income	53,244	116,682	297,114	315,926
Government subsidy income	-	32,768	86,680	40,093
Change in fair value of warrant liabilities - Note 12	-	-	20,443	-
Finance costs	(623)	(170,622)	(147,141)	(428,440)

Income before income taxes and
noncontrolling interest	652,448	2,419,995	3,731,382	6,051,569
Income taxes - Note 4	(139,624)	(353,654)	(588,431)	(902,662)

Net income before noncontrolling interest	512,824	2,066,341	3,142,951	5,148,907
Net income attributable to
noncontrolling interest	(4,672)	(18,103)	(27,805)	(45,308)

Net income attributable to Kun Run
Biotechnology, Inc. common stockholders	$508,152	$2,048,238	$3,115,146	$5,103,599

Net income before noncontrolling interest	$512,824	$2,066,341	$3,142,951	$5,148,907
Other comprehensive income
Foreign currency translation adjustments	579,006	31,310	730,140	6,209

Comprehensive income	1,091,830	2,097,651	3,873,091	5,155,116
Comprehensive income attributable to
noncontrolling interest	(8,729)	(18,376)	(32,862)	(45,344)

Comprehensive income attributable to
Kun Run Biotechnology, Inc.
common stockholders	$1,083,101	$2,079,275	$3,840,229	$5,109,772

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Earnings per share attributable to Kun
Run Biotechnology, Inc. common
Stockholders : - Note 15
basic	$0.02	$0.08	$0.11	$0.20
diluted	$0.02	$0.08	$0.11	$0.20

Weighted average number of shares
outstanding : basic	30,228,758	25,000,000	27,987,862	25,000,000
diluted	30,994,710	25,000,000	28,433,215	25,000,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,302,745	$810,809
Trade receivables, net	5,213,002	4,284,515
Bills receivable	91,154	360,360
Other receivables, prepayments and deposits - Note 5	4,190,226	2,338,971
Inventories - Note 6	2,782,265	2,248,420
Amounts due from related companies - Note 7	2,994,816	4,656,801

Total current assets	16,574,208	14,699,876
Intangible assets, net	71,108	86,551
Property, plant and equipment, net - Note 8	10,200,001	10,098,529
Land use rights - Note 9	3,727,933	3,704,660
Deposit for acquisition of property, plant and equipment	274,303	418,594
Deposit paid to a related company for acquisition of
an intangible asset - Note 10	10,004,451	7,921,800

TOTAL ASSETS	$40,852,004	$36,930,010

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND EQUITY

LIABILITIES
Current liabilities
Trade payables	$543,420	$452,139
Other payables and accrued expenses	2,864,236	3,961,125
Dividend payable to Zhonghe’s former/existing
noncontrolling stockholders	7,356	7,209
Income tax payable	276,970	815,435
Secured borrowings - Note 11	673,650	6,051,375

Total current liabilities	4,365,632	11,287,283
Deferred taxes	27,927	17,215
Secured borrowings - Note 11	-	330,075
Warrant liabilities - Note 12	901,365	-

TOTAL LIABILITIES	5,294,924	11,634,573

COMMITMENTS AND CONTINGENCIES - Note 13

STOCKHOLDERS’ EQUITY
Series A preferred stock : par value of $0.001 per
share, authorized 10,000,000 shares in 2010
and 2009; issued and outstanding 5,228,758
shares in 2010 and none issued and outstanding
in 2009 - Note 14	5,229	-
Common stock : par value of $0.001 per share,
authorized 100,000,000 shares, issued and
outstanding 25,000,000 shares in 2010 and
25,000,000 shares in 2009	25,000	25,000
Additional paid-in capital - Note 14	15,287,288	8,903,965
Statutory and other reserves	3,743,028	3,743,028
Accumulated other comprehensive income	2,332,601	1,607,518
Retained earnings	13,904,226	10,789,080

TOTAL KUN RUN BIOTECHNOLOGY, INC.
STOCKHOLDERS’ EQUITY	35,297,372	25,068,591

NONCONTROLLING INTEREST	259,708	226,846

TOTAL EQUITY	35,557,080	25,295,437

TOTAL LIABILITIES AND EQUITY	$40,852,004	$36,930,010

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Nine months ended
	September 30,
	(Unaudited)
	2010	2009

Cash flows from operating activities
Net income before noncontrolling interest	$3,142,951	$5,148,907
Adjustments to reconcile net income before noncontrolling
interest to net cash provided by operating activities :-
Depreciation	715,886	567,910
Amortization of intangible assets and land use rights	68,488	70,521
Deferred taxes	10,194	27,188
Loss on disposal of property, plant and equipment	871	183
Increase in (recovery of) provision for doubtful debts	217,451	(80,012)
Change in fair value of warrant liabilities	(20,443)	-

Changes in operating assets and liabilities :-
Trade receivables	(1,048,564)	(218,205)
Bills receivables	271,622	(495,604)
Other receivables, prepayments and deposits	(1,066,323)	(2,037,558)
Amounts due from related companies	417,569	112,564
Inventories	(478,246)	(814,574)
Trade payables	80,426	(493,546)
Other payables and accrued expenses	(1,175,646)	1,145,903
Income tax payable	(543,884)	(9,667)

Net cash flows provided by operating activities	592,352	2,924,010

Cash flows from investing activities
Payments to acquire and deposit for acquisition
of property, plant and equipment	(460,928)	(185,179)
Proceeds from sale of property, plant and equipment	273	2,059,306
Deposit for acquisition of intangible asset	(1,882,161)	(322,520)
Amounts due from related parties	543,427	(7,475,419)

Net cash flows used in investing activities	$(1,799,389)	$(5,923,812)

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Nine months ended
	September 30, (Unaudited)

	2010	2009
Cash flows from financing activities
Amounts due to related parties	$-	$12,116
Proceeds from issuance of preferred stock, net	6,388,552	-
Proceeds from issuance of warrants	921,808	-
Dividends paid to Zhonghe’s former/existing noncontrolling
stockholders	-	(935)
New bank loans	-	2,932,000
Repayment of bank loans	(5,721,300)	(146,500)

Net cash flows provided by financing activities	1,589,060	2,796,681

Effect of foreign currency translation on cash and cash equivalents	109,913	61

Net increase (decrease) in cash and cash equivalents	491,936	(203,060)

Cash and cash equivalents - beginning of period	810,809	433,599

Cash and cash equivalents - end of period	1,302,745	$230,539

Supplemental disclosures for cash flow information :-
Cash paid for :-
Interest	$129,090	$434,914
Income taxes	$1,122,121	$885,141
Non-cash investing and financing activities :-
Deposit for acquisition of intangible asset settled by offsetting
amounts due from related companies	$-	$7,589,000

See the accompanying notes to condensed consolidated financial statements

Kun Run Biotechnology, Inc.
Condensed Consolidated Statements of Change in Equity
(Unaudited)
(Stated in US Dollars)

	Kun Run Biotechnology, Inc. common stockholders
							Accumulated
	Common stock		Series A preferred stock		Additional	Statutory	other
	No. of shares	Amount	No. of		paid-in	and other	comprehensive	Retained	Noncontrolling
			shares	Amount	capital	reserves	income	earnings	interest	Total

Balance, December 31, 2009	25,000,000	$25,000	-	$-	$8,903,965	$3,743,028	$1,607,518	$10,789,080	$226,846	$25,295,437
Net income	-	-	-	-	-	-	-	3,115,146	27,805	3,142,951
Foreign currency translation
adjustments	-	-	-	-	-	-	725,083	-	5,057	730,140
Private placement - Note 14	-	-	5,228,758	5,229	6,383,323	-	-	-	-	6,388,552

Balance, September 30, 2010	25,000,000	$25,000	5,228,758	$5,229	$15,287,288	$3,743,028	$2,332,601	$13,904,226	$259,708	$35,557,080

See the accompanying notes to condensed consolidated financial statements.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Basis of presentation

(i)
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and nine-months periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(ii)	Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

In July 2010, the Company received a notice from the Hainan Food and Drug Administration that the agency would investigate certain products of the Company due to production procedure concerns and at the same time the GMP license of the Company would be suspended until the investigation is concluded.  All operations of the production lines and all manufacturing of the medicine products are suspended.  The agency has not concluded its investigation.  The Company believes that due to the prolonged investigation, it is unlikely that its production will resume any time soon and its results of operations will be adversely impacted.  On September 3, 2010, the Company entered into a Redemption Agreement of which the Company agree to redeem all of the 5,228,758 Series A Preferred Stock and warrants to purchase up to 1,568,627 shares of Series A Preferred Stock for a cash consideration $9 million. More details are set forth in Note 14(b). Referring to the above factors, substantial doubt is raised to the Company’s ability to continue as a going concern.  The Company has no assurance with respect to the conclusion of investigation and the Company will continue to rely on the continuing financial support from Hainan Zhonghe Group Co., Ltd. (“Hainan Zhonghe Group”) for its operations and redemption of above mentioned Series A Preferred Stock and Warrants. The accompany financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2010, the Company has two subsidiaries :-
		The Company's
	Place/date of	effective
	incorporation or	ownership	Common stock/
Company name	establishment	interest	registered capital	Principal activities

Kun Run Biotechnology Limited	Hong Kong / May 6, 2006	100%	Ordinary shares: Authorized and fully paid up: 10,000 shares of HK$1 each	Investment holding

Hanian Zhonghe Pharmaceutical Co, Ltd. (“Zhonghe”)	The PRC / April 17, 1995	99.12%	Registered and fully paid up capital of RMB60,000,000	Manufacture, marketing, sale and distribution of drugs

3.	Summary of significant accounting policies

Principles of consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of September 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are :-

	Three months ended		Nine months ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Beijing Ya Bao Fang Da
Pharmaceutical Ltd.	$-	$424,463	$-	$1,005,601
Hainan Debang
Pharmaceutical Co., Ltd.	-	442,306	-	-
HeNan WanLong
Medical Co., Ltd.	248,510	-	971,478	-

	$248,510	$866,769	$971,478	$1,005,601

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

	As of September 30, 2010 (Unaudited)		As of December 31, 2009 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$673,650	$660,928	$6,381,450	$6,362,757

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

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements.  ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities.  With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009.  The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on the Company’s financial statements is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”.  This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160).  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events.  The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU has no material impact on the Company’s financial statements.

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

5.	Other receivables, prepayments and deposits

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Other deposits paid	$1,136	$5,486
Other prepayments	477,319	596,198
Other receivables	416,580	257,977
First installment for redemption of Series
A Preferred Stock and warrants - Note 14	748,500	-
Advance to staff for operating expenses	424,660	44,295
Trade deposits paid to suppliers	2,122,031	1,435,015

	$4,190,226	$2,338,971

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

6.	Inventories

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$593,229	$471,577
Work-in-progress	1,608,434	1,302,181
Finished goods	580,602	474,662

	$2,782,265	$2,248,420

7.	Amounts due from related companies

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Amounts due from related parties :-
Hainan Zhonghe Group - Note 7(b)	$2,994,816	$4,239,232
Hainan Heyi Pharmaceutical Co., Ltd.
(“Hainan Heyi”) - Note 7(c)	-	417,569

	$2,994,816	$4,656,801

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

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

8.	Property, plant and equipment, net

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs :-
Buildings	$7,155,934	$6,825,521
Plant and machinery	6,091,144	5,439,929
Furniture, fixtures and equipment	308,958	290,140
Leasehold improvements	121,071	118,645
Motor vehicles	709,951	714,281

	14,387,058	13,388,516
Accumulated depreciation	(4,461,008)	(3,675,288)
Construction in progress	273,951	385,301

Net	$10,200,001	$10,098,529

As of September 30, 2010, buildings with carrying value of $2,889,614 acquired from the former shareholder of Zhonghe on December 31, 2007, have been pledged for a bank loan granted to Zhonghe (Note 11a(i)).  Accordingly the legal title of the buildings cannot be transferred to Zhonghe until the bank loan is fully repaid in 2010.  Pursuant to two separate trust agreements, both parties agreed that the former shareholder of Zhonghe will continue to hold the legal title of the abovementioned pledged buildings for Zhonghe until the full settlement of related bank loan has been made by Zhonghe.  The related bank loan was fully settled in April, 2010 and the transfer of legal title to Zhonghe is in progress.

9.	Land use rights

The carrying amount of land use rights as of September 30, 2010 represents two separate land use rights acquired from Hainan Zhonghe Group on September 29, 2007 and December 31, 2007 respectively.  The land use right with carrying value of $2,262,598 as of September 30, 2010 was pledged to the bank for the loans granted to Zhonghe (Note 11a(ii)).  The legal title of the pledged land use right has not been transferred to Zhonghe after the acquisition as such transfer can only be done after the related bank loans granted to Zhonghe are fully settled.  Pursuant to a trust agreement, both parties agreed that Hainan Zhonghe Group will continue to hold the legal title of the pledged land for Zhonghe until the full settlement of related bank loans has been made by Zhonghe.  The related bank loan was fully settled in April, 2010 and the transfer of legal title to Zhonghe is in progress.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Deposit paid to a related company for acquisition of an intangible asset

On March 23, 2009, Zhonghe entered into an agreement with Hainan Zhonghe Peptide Drugs Research & Development Co., Ltd (“Zhonghe Peptide”), a related company under the common control of Mr. Cui, to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB60 million.  As of September 30, 2010, RMB60 million (equivalent to $8.84 million) was paid to Zhonghe Peptide as a deposit, which was settled by offsetting the amount due from Zhonghe Peptide of $7.59 million and by cash of $1.25 million. The transaction is expected to be completed in December 2010.

On April 19, 2010, Zhonghe entered into an agreement with Hainan Zhonghe Group, a related company under the common control of Mr. Cui, to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB3.6 million.  As of September 30, 2010, RMB3.6 million (equivalent to $0.53 million) was paid to Hainan Zhonghe Group as a deposit, which was settled by cash.  The transaction is expected to be completed in 2011.

On April 19, 2010, Zhonghe entered into an agreement with Zhonghe Peptide, a related company under the common control of Mr. Cui, to acquire a technology know-how in relation to the production of a new drug at a total consideration of RMB3.2 million.  As of September 30, 2010, RMB3.2 million (equivalent to $0.47 million) was paid to Zhonghe Peptide as a deposit, which was settled by cash.  The transaction is expected to be completed in 2011.

11.	Secured borrowings

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Short-term loans
Bank loan and other loan
Long-term loans - current portion	$673,650	$6,051,375

Long-term loans
Bank loan (Note a)
- due 2010, interest bearing at 8.28% per annum	-	5,721,300
Other loan (Note b)
- overdue, interest free (Note c)	336,825	-
- due 2010, interest free	-	330,075
- due 2011, interest free	336,825	330,075

	673,650	6,381,450
Less: current maturities	(673,650)	(6,051,375)

	-	330,075

	$673,650	$6,381,450

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

11.	Secured borrowings (cont’d)

(a)	The above bank loans were secured by the following :-

(i)	Buildings with carrying value of $2,889,614 (Note 8); and

(ii)	Land use rights with carrying value of $2,262,598 (Note 9).

(b)
The other loans, which were granted to Zhonghe by the PRC local governmentauthority, are interest-free and secured by the buildings disposed at considerations of$442,233 in 2008 to a third party. The other loans were not discounted to its present value as the effect of discounting is immaterial. The legal title of the pledged buildings has not been transferred to the third party as the related other loans granted to Zhonghe has not been settled until 2011. Pursuant to a trust agreement, both parties agreed that Zhonghe will continue to hold the legal title of the pledged buildings until the full settlement of related other loans has been made by Zhonghe.

(c)
The other loan amounted to RMB2,250,000 (equivalent to $336,825) was overdue as atSeptember 30, 2010. According to the loan agreement dated December 31, 2006, amonthly surcharge of 0.6% will be levied on the overdue balance. The Company is in the course of negotiation with the PRC local government authority.

During the reporting periods, there was no covenant requirement under the facilitiesgranted to the Company.

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

The fair value of theses warrants was calculated using trinomial model.  The assumptions that were used to calculate fair value of the warrants as of September 30, 2010 are as follows :-

- Expected volatility of 92.431%
- Expected dividend yield of 0%
- Risk-free interest rate of 2.065%
- Expected lives of 5.8 years
- Exercise price of $1.53 per share

As of September 30, 2010, the fair value of warrant liabilities was $901,365, and corresponding gain on change in fair value of warrant liabilities of $20,443 was recognized in the condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2010.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.	Warrant liabilities (cont’d)

Fair value accounting : ASC 820 establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows :-

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets or  liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The warrant liabilities are determined by using Level 3 inputs.  The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet during the period ended September 30, 2010 :-

Warrant
liabilities

Balance, January 1, 2010	$-
Purchase, issuances and settlements	921,808
Total gains (realized/unrealized)	(20,443)
Transfer in and/or out of Level 3	-

Balance, September 30, 2010	$901,365

13.	Commitments and contingencies

(a)	Capital commitment

As of September 30, 2010, the Company had capital commitments amounting to$198,672 in respect of the acquisition of property, plant and equipment and intangibleasset which were contracted for but not provided in the financial statements.

(b)	Operating lease arrangement

As of September 30, 2010, the Company had no non-cancellable operating lease.

(c)	Contingencies

As of September 30, 2010, the Company had no contingencies.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Series A Preferred Stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2010	-	$-	$8,903,965
Private Placement - Note 14(a)	5,228,758	5,229	6,383,323

Balance, September 30, 2010	5,228,758	$5,229	$15,287,288

(a)
As of April 30, 2010, the Company completed a private placement of 5,228,758 Series A Preferred Stock and warrants to purchase up to 1,568,627 shares of Series A Preferred Stock at an exercise price of $1.53 per share for a gross proceed of $8,000,000 with related issuance expenses of $689,640.  The warrants may be exercised if the Company fails to achieve certain net income thresholds for the fiscal year 2010.  In accordance with ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as derivative financial liability at fair value for each reporting period. Part of the net proceeds amounting to $921,808, representing the fair value at initial recognition, was allocated to warrant liabilities with remaining balance of $6,388,552 recorded in the Company’s equity at initial recognition.  The Series A Preferred Stockholder has right to vote on an as converted basis together with holders of the Company's common stock as a single class, except that the Company shall not, without the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock outstanding at the time, separately as a class, (i) increase or decrease the authorized amount of the Common Stock or any class or series of preferred stock, (ii) authorize or designate any new class or series of stock or other securities convertible into equity securities of the Company ranking on a parity with or senior to the Series A Preferred Stock or increase the authorized or designated number of any such new class or series, (iii) amend, alter or repeal the provisions of the Series A Preferred Stock, (iv) consummate an acquisition or asset transfer (as such terms are defined in the Company's Series A Preferred Stock Certificate of Designation, (v) repurchase or redeem shares of the Company's Common Stock, (vi) amend or waive any provision of the Company's Articles of Incorporation or By-Laws so as to affect materially and adversely any right, preference, privilege or voting power of the Series A Preferred Stock, (vii) increase or decrease the authorized size of the Company's Board of Directors, (viii) pay or declare dividends on or make any distribution, or (ix) issue debt in excess of $250,000 (unless such issuance of debt has been approved by a majority of the Company's Board of Directors). Regarding dividend rights, Series A Preferred Stockholders shall receive dividends in preference to common stockholders, and are entitled to a cash dividend of 6% per annum payable only when, as and if declared by the board of directors and is non-cumulative. The management considers that it is unlikely that the Series A Preferred Stockholders will have the put right pursuant to Section 4.15 of the Securities Purchase Agreement dated as of April 17, 2010 by and among the Company, each purchaser and the key stockholder and accordingly classified it as equity.

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

14.	Series A Preferred Stock and additional paid-in capital (cont’d)

(b)
On September 3, 2010, the Company entered into a Redemption Agreement with Caduceus Asia Partners, L.P. (“Caduceus”), under the terms of which the Company agreed to redeem all of the 5,228,758 Series A Preferred Stock and warrants to purchase up to 1,568,627 shares of Series A Preferred Stock from Caduceus for a cash consideration of $9 million (“Redemption Price”). All Series A Preferred Stock and warrants shall sell assign, transfer, convey and deliver to the Company upon full payment of the Redemption Price. Upon redemption of the Series A Preferred, the Series A Preferred shall be cancelled and shall not be issuable by the Company.  Upon surrender of the warrants to the Company, all of the Series A Stockholder’s right, title and interest in and to the warrants shall be extinguished. As of September 30, 2010, the Company made the first installment of approximately $0.75 million to Caduceus and the Company has classified such payment into other receivables, prepayments and deposits in its condensed consolidated balance sheets.

15.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated :-

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Numerator:
Net income attributable to Kun Run
Biotechnology, Inc. common
stockholders	$508,152	$2,048,238	$3,115,146	$5,103,599
Less : Change in fair value of
warrant liabilities	-	-	(20,443)	-

	$508,152	$2,048,238	$3,094,703	$5,103,599
Denominator:
Weighted average common
shares used to compute basic
EPS - Note a	30,228,758	25,000,000	27,987,862	25,000,000

Dilutive potential from assumed
conversions of warrant	765,952	-	445,353	-

Weighted average common shares
used to compute diluted EPS	30,994,710	25,000,000	28,433,215	25,000,000

Earnings per share - Basic	$0.02	$0.08	$0.11	$0.20

Earnings per share - Diluted	$0.02	$0.08	$0.11	$0.20

Kun Run Biotechnology, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.	Earnings per share (cont’d)

Note a : The weighted average common shares used to compute basic EPS include theoutstanding Series A Preferred Stock as it has common stock feature (Note 14).

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 29% of the average salaries for the latest fiscal year-end of Hainan Province Haikou Shi to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company's employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income.  The Company contributed $84,061 and $58,210 for the nine months ended September 30, 2010 and 2009 respectively.

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

Related parties	Type of transactions	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
		2010	2009	2010	2009

Hainan Heyi	Sales	$-	$-	$10,733	$306,168

Hainan Zhonghe Group	Interest income	$-	$49,184	$62,105	$115,695

19.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the financial statements were issued and determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables.  As of September 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the People’s Republic of China (the “PRC”), which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

	As of September 30, 2010 (Unaudited)		As of December 31, 2009 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Secured borrowings	$673,650	$660,928	$6,381,450	$6,362,757

The fair values of secured borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Results of Operations

Three months ended September 30, 2010 and 2009

The information set forth below has been derived from our financial statements for the three months ended September 30, 2010 and three months ended September 30, 2009.

	Three months ended September 30,
	(unaudited)
	2010		2009
		% as of total revenue		% as of total revenue	% Changes
Sales revenue	$2,497,565	100%	$4,048,877	100%	-38%
Cost of sales	884,251	35%	1,211,070	30%	-27%

Gross profit	$1,613,314	65%	$2.837,807	70%	-43%

Sales Revenue

Revenues for the three months ended September 30, 2010 were $2.50 million, representing a decrease of $1.55 million, or 38% over revenues for the same period of 2009. This decrease was mainly attributable to the decrease in sales of our products and services. In July 2010, the company received a notice from the Hainan Food and Drug Administration that the agency would investigate certain products of the Company due to production procedure concerns and at the same time the GMP license of the Company would be suspended until the investigation is concluded.  As result of the notice, the Company ceased its production of all products. Most of the products’ sales were from stockpile.

Revenues by product categories were as follows:

	Three months ended September 30,
	(unaudited)
	2010		2009
Product		as of total		as of total
		sales %		sales %	%Changes
TP-5 Products
TP-5 for injection (1mg)	$333,041	13%	$415,184	10%	-20%
TP-5 for injection (10mg)	167,850	7%	247,013	6%	-32%
TP-5 pre-filled injection 1ml:1mg	98,410	4%	317,934	8%	-69%
TP-5 pre-filled injection 1ml:10mg	261,116	10%	967,247	24%	-73%
Sub-total ( TP-5 products)	860,417	34%	1,947,378	48%	-56%
Other products
Somatostatin for injection 3mg	156,701	6%	201,698	5%	-22%
Thymosin Alpha 1 for injection 1.6mg	1,162,279	46%	1,326,439	33%	-12%
DDAVP Injection 1ml:4ug	215,888	9%	369,282	9%	-42%
DDAVP Injection 1ml:15ug	69,513	3%	138,781	3%	-50%
Granisetron Hydrochloride Injection 3ml:3mg	15,382	1%	35,878	1%	-57%
Ozagrel Sodium for Injection 80mg/40mg	17,385	1%	777	0%	2137%
Others	-	-	28,644	1%	-100%
In Total	$2,497,565	100%	$4,048,877	100%	-38%

For the three months ended September 30, 2010, the sales of our major products, TP-5 products, were $0.86 million, accounting for 34% of total sales, representing a decrease of $1.09 million, or 56%, from $1.95 million for the three months ended September 30, 2009.

Thymosin Alpha 1 contributed $1,162,279 in revenue, or 46% of total sales, for the three months ended September 30, 2010, representing a 12% decrease from the same period of 2009.

DDAVP generated $285,401 in revenue, or 12% of total sales, for the three months ended September 30, 2010, representing a decrease of 44% from $508,063 for the same period in 2009.

Cost of Sales and Gross Profit

Cost of goods sold was $884,251 for the three months ended September 30, 2010, as compared to $ 1,211,070 for the same period in 2009. Cost of goods sold was 35% of total revenue for the three months ended September 30, 2010, as compared to 30% of total revenue for the same period in 2009. The increase in cost of sales as a percentage of revenue was mainly due to the ceased production.

Gross profit as a percentage of net revenue decreased to 65% for the three months ended September 30, 2010 from 70% for the same period in 2009 due to the increase in cost of goods sold as a percentage of revenue.

	Three months ended September 30,
	(unaudited)
	2010		2009
		as of total revenue %		as of total revenue %	%Changes
Operating expenses:
Administrative expenses	$342,046	14%	$285,889	7%	20%
Research and development costs	239,449	10%	90,335	2%	165%
Selling expenses	457,817	18%	69,882	2%	555%

	1,039,312	42%	446,106	11%	133%

Income from operations	$574,002	23%	$2,391,701	59%	-76%

Administrative Expenses

Administrative expenses primarily consist of depreciation and salaries and other related costs for personnel in executive and other administrative positions. Other significant costs included amortization of intangible assets and urban real estate tax. Administrative expenses for the three months ended September 30, 2010 and 2009 were $342,046 (14% of total sales) and $285,889 (7% of total sales), respectively, representing an increase of $56,157. The increase in administrative expenses was primarily attributable to the ceased production and non-operating expenses.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the three months ended September 30, 2010 were $239,449, or 10% of total sales, an $149,114 increase from $90,335 for the same period of 2009. The increase of R&D cost is related to launching and preparation expenses for products in the Company’s pipeline.

Selling Expenses

Selling expenses, including distribution expenses, were $457,817, or 18% of total sales, for the three months ended September 30, 2010, as compared to $69,882, or 2% of the total sales for the same period in 2009, representing an increase of $387,935. The increase was mainly attributableto the increased of $266,406 in provisions for doubtful debts.

Income from Operations

Income from operations was $574,002 for the three months ended September 30, 2010, a decrease of 76% from $2.4 million for the same period in 2009. The decrease was mainly due to the decrease of revenues and increase costs and expenses as described above.

	Three months ended September 30,
	(unaudited)
	2010		2009
		as of total		as of total
		revenue %		revenue %	%Changes
Income from operations	$574,002	23%	$2,391,701	59%	-76%

Interest income	25,825	1%	49,466	1%	-48%
Other income	53,244	2%	116,682	3%	-54%
Government subsidy income	-	-	32,768	1%	-100%
Finance costs	(623)	0%	(170,622)	-4%	-99%

Income before income taxes and noncontrolling interest	652,448	26%	2,419,995	60%	-73%
Income taxes	(139,624)	-6%	(353,654)	-9%	-61%

Net income before noncontrolling interest	512,824	20%	2,066,341	51%	-75%

Net income attributable to noncontrolling interest	(4,672)	0%	(18,103)	0%	-74%

Net income attributable to KunRun Biotechnology, Inc. common stockholders	508,152	20%	2,048,238	51%	-75%
Earnings per share：Basic	$0.02		$0.08
Diluted	$0.02		$0.08
Weighted average number of shares outstanding : Basic	30,228,758		25,000,000
Diluted	30,994,710		25,000,000

Interest income

Interest income decreased by $23,641 to $25,825 for the three months ended September 30, 2010 from $49,466 for the same period of 2009. The reduction was mainly due to that the amount due from Zhonghe Group had been paid , at a interest rate of 5.31% per annum.

Other Income

For the three months ended September 30, 2010, other income was $53,244, representing three-month’s rental income paid by Sinopep Pharmaceutical Inc. (“Sinopep”). Our partial raw-material factory is leased to Sinopep for the term of one year since the beginning of 2009.

Finance Costs

	Three months ended September 30,
	(unaudited)
	2010	2009	% Changes
Bank charges	$590	$417	41%
Discounting charges	-	5,878	-100%
Interest expenses	28	164,327	-100%
Exchange (gain) loss	5	0	100%

	$623	$170,622	-100%

Discounting Charges

Discounting charges represented bank charges/penalties on withdrawal of cash on discounted bills before the maturity date.

Interest Expense

For the three months ended September 30, 2010, we incurred interest expenses of $28, as compared to $164,327 for the same period in 2009. Aside from $673,650 of the government interest-free loan, the Company has paid off all existing loans before June 30, 2010. Thus, the interest expense decreased significantly.

Net Income

Net income decreased by 75% to $508,152 for the three months ended September 30, 2010 from $2.05 million for the same period of 2009 due to reduced revenue and increased costs and expenses as described above.

Earnings per share

Earnings per share for the three months ended September 30, 2010 was $0.02 per share for both basic and diluted shares, compared with $0.08 per share for both basic and diluted shares for the same period of 2009.

Nine months ended September 30, 2010 and 2009

The information set forth below has been derived from our financial statements for the nine months ended September 30, 2010 and nine months ended September 30, 2009.

	Nine months ended September 30,
	(unaudited)
	2010		2009
		% as of total revenue		% as of total revenue	% Changes
Sales revenue	$8,569,872	100%	$10,139,543	100%	-15%
Cost of sales	2,832,378	33%	2,976,593	29%	-5%

Gross profit	$5,737,494	67%	$7,162,950	71%	-20%

Sales Revenue

Revenues for the nine months ended September 30, 2010 were $8.57 million, representing a decrease of $1,569,671, or 15%, over revenues for the same period of 2009. This decrease was mainly attributable to the decrease in sales of our products and services. Revenues by product categories were as follows:

	Nine months ended September 30, (unaudited)
	2010		2009
		as of total		as of total
Product		sales %		sales %	% Changes
TP-5 Products
TP-5 for injection (1mg)	$1,123,159	13%	$1,188,587	12%	-6%
TP-5 for injection (10mg)	606,746	7%	673,779	7%	-10%
TP-5 pre-filled injection 1ml:1mg	325,582	4%	795,548	8%	-59%
TP-5 pre-filled injection 1ml:10mg	938,325	11%	2,037,830	20%	-54%
Sub-total ( TP-5 products)	2,993,812	35%	4,695,744	47%	-36%
Other products
Somatostatin for injection 3mg	429,771	5%	629,233	6%	-32%
Thymosin Alpha 1 for injection 1.6mg	3,940,433	46%	3,477,716	34%	13%
DDAVP Injection 1ml:4ug	876,204	10%	923,292	9%	-5%
DDAVP Injection 1ml:15ug	235,773	3%	268,944	3%	-12%
Granisetron Hydrochloride Injection 3ml:3mg	61,579	1%	86,869	1%	-29%
Ozagrel Sodium for Injection 80mg/40mg	32,300	0%	27,522	0%	17%
Others	-	-	30,223	0%	-100%
In Total	$8,569,872	100%	$10,139,543	100%	-15%

For the nine months ended September 30, 2010, the sales of our major products, TP-5 products, were $3.00 million, accounting for 35% of total sales, decreased by $1.70 million, or 36% from $4.70 million for the nine months ended September 30, 2009. The ceased production was the main reason of the sales decrease.

Thymosin Alpha 1 for injection was still our best selling product with increased brand recognition and market acceptance,    contributing $3.94 million in revenue (46% of total sales) for the nine months ended September 30, 2010, representing a 13% increase from the same period of 2009. Despite the ceased production in July 2010, the sales of Thymosin Alpha 1 increased significantly in the first two quarter.

DDAVP generated $1,111,977 in revenue, or 13% of total sales, for the nine months ended September 30, 2010, representing a decrease of 7% from $1,192,236 for the same period in 2009.

Cost of Sales and Gross Profit

Cost of goods sold was $2,832,378 for the nine months ended September 30, 2010, as compared to $2,976,593 for the same period in 2009. Cost of goods sold was 33% of total revenue for the nine months ended September 30, 2010, as compared to 29% of total revenue for the same period in 2009.

Gross profit as a percentage of net revenue was 67% for the nine months ended September 30, 2010, representing a decrease from 71% for the same period of 2009. As a result of increased market competition, the average selling price for many of the Company’s products were lower in the nine months ended September 30, 2010.

	Nine months ended September 30,
	(unaudited)
	2010		2009
		as of total revenue %		as of total revenue %	% Changes
Operating expenses:
Administrative expenses	$865,509	10%	$678,314	7%	28%
Research and development costs	628,059	7%	189,647	2%	231%
Selling expenses	859,231	10%	287,425	3%	199%

	2,352,799	27%	1,155,386	12%	104%

Income from operations	$3,384,695	40%	$6,007,564	59%	-44%

Administrative Expenses

Administrative expenses primarily consist of depreciation and salaries and other related costs for personnel in executive and other administrative positions. Other significant costs included amortization of intangible assets and urban real estate tax. Administrative expenses for the nine months ended September 30, 2010 and 2009 were $865,509 (10% of total sales) and $678,314 (7% of total sales), respectively. The increase in administrative expenses was primarily attributable to the ceased production. The depreciation of production department assets, production staff's salary and other related expenses were charged to administrative expenses after the factory's production was ceased.

Research and Development Costs

Research and development costs consist primarily of expenses incurred in clinical trials, drug registration and usage of trial specimens for our new products. Research and development expenses for the nine months ended September 30, 2010 were $628,059, or 7% of total sales, representing a $438,412 increase from $189,647 for the same period of 2009. The increase in R&D costs was directly related to launching and preparation expenses for 4 products in the Company’s pipeline that are expected to commence production in 2010.

Selling Expenses

Selling expenses, including distribution expenses, were $859,231, or 10% of total sales, for the nine months ended September 30, 2010 as compared to $287,425 for the nine months ended September 30, 2009. This represents an increase of $571,806, or 199%. The increase was mainly attributable to the increased of $278,076 in provisions for doubtful debts and non-operating expenses.

Income from Operations

Income from operations was $3.38 million for the nine months ended September 30, 2010, representing a decrease of 44% from $6.01 million for the same period in 2009.

	Nine months ended September 30,
	(unaudited)
	2010		2009
		as of total		as of total
		revenue %		revenue %	%Changes

Income from operations	$3,384,695	40%	$6,007,564	59%	-44%
Interest income	89,591	1%	116,426	1%	-23%
Other income	297,114	3%	315,926	3%	-6%
Government subsidy income	86,680	1%	40,093	1%	116%
Change in fair value of warrant liabilities	20,443	0%	-	-	100%
Finance costs	(147,141)	-2%	(428,440)	-4%	-66%
Income before income taxes and noncontrolling interest	3,731,382	43%	6,051,569	60%	-38%
Income taxes	(588,431)	7%	(902,662)	-9%	-35%

Net income before noncontrolling interest	3,142,951	36%	5,148,907	51%	-39%

Net income attributable to noncontrolling interest	(27,805)	0%	(45,308)	0%	-39%

Net income attributable to Kun Run Biotechnology, Inc. common stockholders	$3,115,146	36%	$5,103,599	50%	-39%
Earnings per share：Basic	$0.11		$0.20
Diluted	$0.11		$0.20

Weighted average number of shares outstanding : Basic	27,987,862		25,000,000
Diluted	28,433,215		25,000,000

Interest income

Interest income decreased by $26,835 to $89,591 for the nine months ended September 30, 2010 from $116,426 for the same period of 2009. The reduction was mainly due to that the amount due from Zhonghe Group had been paid in May 2010, at a interest rate of 5.31% per annum.

Other Income

For the nine months ended September 30, 2010, other income was $297,114, mainly attributable to rental income paid by Sinopep Pharmaceutical Inc. and writing back of bad debt. Our partial raw-material factory is leased to Sinopep for a year since the beginning of 2009.

Change in fair value of warrant liabilities

As of September 30, 2010, the fair value of warrant liabilities was $901,365, and corresponding gain on change in fair value of warrant liabilities of $20,443 was recognized in the condensed consolidated statement of income and comprehensive income for the three and nine months ended September 30, 2010.

Finance Costs

	Nine months ended September 30,
	(unaudited)
	2010	2009	%Changes
Bank charges	$1,975	$1,489	33%
Discounting charges	8,117	5,876	38%
Interest expenses	129,090	428,954	-70%
Exchange (gain) loss	7,959	(7,879)	101%

	$147,141	$428,440	-66%

Discounting charges

Discounting charges represent bank charges/penalties on early withdrawals of cash on discounted bills.

Interest Expense

For the nine months ended September 30, 2010, we incurred interest expenses of $129,090, as compared to $428,954 for the same period in 2009. Aside from the $673,650 in government interest-free loan, the Company has paid off all existing loans before June 30, 2010. Thus the interest expense had decreased significantly.

Income taxes

Income taxes decreased by $314,231 to $588,431 for the nine months ended September 30, 2010 from $902,662 for the same period of 2009. The decrease was primarily due to the decrease of operating profit.

Net Income

Net income decreased by approximately $1.98 million, or 39%, to $3.12 million for the nine months ended September 30, 2010 from $5.10 million for the same period of 2009.  The decrease was due to reduced revenue and increased costs and expenses described above.

Earnings per share

Earnings per share for the nine months ended September 30, 2010 was $0.11 per share for both basic and diluted shares, as compared with $0.20 per share for both basic and diluted shares for the same period of 2009.

Liquidity and Capital Resources

Cash

As of September 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $1,302,745, representing an increase of $1,072,206, or 465%, as compared with our cash balance of $230,539 as of September 30, 2009. The Company’s cash and cash equivalents consist of cash on hand and deposits with commercial banks.

The following table provides detailed information about our net cash flow for the periods presented in this report:

Cash Flow	Nine Months Ended September 30, (Unaudited)
	2010	2009
Net cash provided by operating activities	$592,352	$2,924,010
Net cash used in investing activities	(1,799,389)	(5,923,812)
Net cash provided by (used in) financing activities	1,589,060	2,796,681
Effect of foreign currency translation on cash and cash equivalents	109,913	61

Net cash flow	$491,936	$(203,060)

Operating Activities

Net cash provided by operating activities was $592,352 for the nine months ended September 30, 2010, representing a decrease of $2.33 million from the net cash provided by operating activities of $2.92 million for the same period in 2009. The significant decrease was due to the ceased production in July 2010. Accordingly, the decrease of sales led to the declined operating activities cash flow.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $1.80 million, representing a decrease of $4.12 million from net cash used in investing activities of $5.92 million for the same period of 2009.

Financing Activities

Net cash provided in financing activities for the nine months ended September 30, 2010 was $1.59 million, as compared to $2.80 million used in financing activities for the same period of 2009. Since we completed a private placement with net proceeds of $7.3 million in April 2010, we also paid off $5.7 million in existing loans and did not borrow any new loan during the nine months ended September 30, 2010.

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

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements.  ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities.  With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009.  The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on the Company’s financial statements is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”.  This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160).  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events.  The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued.  The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU has no material impact on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kun Run Biotechnology, Inc.

Date: November 19, 2010	By:	/s/ Xiaoqun Ye
Xiaoqun Ye, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2010	By:	/s/ Yan Lin
Yan Lin, Chief Accounting Officer
(Principal Financial Officer)